Form 10-Q
period 2025-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2025-08-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, 128,428,024 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,004	$136,962
Trade receivables (net of allowance of $5,243 and $2,087, respectively)	177,659	166,829
Other receivables	4,598	10,158
Inventories, net	138,712	120,661
Advance royalties	9,537	11,422
Digital assets	58,030	45,037
Prepaid expenses and other assets	17,586	22,161
Total current assets	461,126	513,230
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,516,603	4,435,535
Less accumulated depreciation, depletion and amortization	(2,341,659)	(2,269,265)
Total property, plant and equipment, net	2,174,944	2,166,270
OTHER ASSETS:
Advance royalties	77,395	70,264
Equity method investments	29,628	35,532
Equity securities	67,541	92,541
Debt securities	13,046	—
Operating lease right-of-use assets	16,045	15,871
Other long-term assets	29,721	22,022
Total other assets	233,376	236,230
TOTAL ASSETS	$2,869,446	$2,915,730

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$98,248	$98,188
Accrued taxes other than income taxes	24,596	21,051
Accrued payroll and related expenses	29,937	26,946
Accrued interest	1,853	1,821
Workers' compensation and pneumoconiosis benefits	14,837	14,838
Other current liabilities	42,298	48,023
Current maturities, long-term debt, net	23,081	22,275
Total current liabilities	234,850	233,142
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	439,023	450,885
Pneumoconiosis benefits	123,228	120,152
Workers' compensation	38,542	37,177
Asset retirement obligations	157,084	155,156
Long-term operating lease obligations	13,991	13,638
Deferred income tax liabilities	28,636	29,353
Other liabilities	21,602	22,694
Total long-term liabilities	822,106	829,055
Total liabilities	1,056,956	1,062,197

COMMITMENTS AND CONTINGENCIES - (NOTE 11)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,428,024 and 128,061,981 units outstanding, respectively	1,816,776	1,867,850
Accumulated other comprehensive loss	(23,639)	(35,103)
Total ARLP Partners' Capital	1,793,137	1,832,747
Noncontrolling interest	19,353	20,786
Total Partners' Capital	1,812,490	1,853,533
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,869,446	$2,915,730

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
SALES AND OPERATING REVENUES:
Coal sales	$485,469	$512,659	$953,980	$1,074,538
Oil & gas royalties	35,473	36,429	71,557	73,459
Transportation revenues	8,558	26,701	18,758	57,454
Other revenues	17,963	17,561	43,636	39,596
Total revenues	547,463	593,350	1,087,931	1,245,047

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	346,288	351,605	685,724	715,464
Transportation expenses	8,558	26,701	18,758	57,454
Outside coal purchases	7,179	10,608	14,524	19,720
General and administrative	20,380	20,562	40,960	42,691
Depreciation, depletion and amortization	76,340	66,454	144,969	132,003
Total operating expenses	458,745	475,930	904,935	967,332

INCOME FROM OPERATIONS	88,718	117,420	182,996	277,715

Interest expense (net of interest capitalized of $3,360, $2,786, $7,848 and $5,084, respectively)	(9,252)	(9,277)	(17,686)	(17,026)
Interest income	570	2,084	1,437	3,360
Net loss on equity method investments	(1,536)	(152)	(3,542)	(705)
Change in fair value of digital assets	12,856	(3,748)	7,282	8,105
Impairment loss on investments - (Note 7)	(25,000)	—	(25,000)	—
Other income (expense)	17	(958)	628	(1,564)
INCOME BEFORE INCOME TAXES	66,373	105,369	146,115	269,885

INCOME TAX EXPENSE	5,348	3,860	9,530	8,809

NET INCOME	61,025	101,509	136,585	261,076

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,615)	(1,322)	(3,192)	(2,832)

NET INCOME ATTRIBUTABLE TO ARLP	$59,410	$100,187	$133,393	$258,244

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.46	$0.77	$1.03	$1.98

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,428,024	128,061,981	128,347,131	127,866,439

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

NET INCOME	$61,025	$101,509	$136,585	$261,076

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	2	46	5	93
Amortization of net actuarial loss (1)	—	72	—	109
Total defined benefit pension plan adjustments	2	118	5	202

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	232	839	464	1,678
Total pneumoconiosis benefits adjustments	232	839	464	1,678

Foreign currency translation adjustment	41	—	76	—

Change in unrealized gains on debt securities (2)	10,919	—	10,919	—

OTHER COMPREHENSIVE INCOME	11,194	957	11,464	1,880

COMPREHENSIVE INCOME	72,219	102,466	148,049	262,956

Less: Comprehensive income attributable to noncontrolling interest	(1,615)	(1,322)	(3,192)	(2,832)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$70,604	$101,144	$144,857	$260,124
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 9 and 10 for additional details).
(2)	For more information on the change in unrealized gains please see Note 4.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES	$297,379	$425,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(153,793)	(225,288)
Change in accounts payable and accrued liabilities	(11,840)	4,944
Proceeds from sale of property, plant and equipment	709	969
Contributions to equity method investments	(1,391)	(1,290)
Purchase of debt securities	(2,127)	—
Oil & gas reserve asset acquisitions	(2,740)	(4,720)
Other	2,929	2,392
Net cash used in investing activities	(168,253)	(222,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	39,000	75,000
Payments under securitization facility	(39,000)	(75,000)
Proceeds from equipment financings	—	54,626
Payments on equipment financings	(6,303)	(5,935)
Borrowings under revolving credit facilities	—	20,000
Payments under revolving credit facilities	—	(20,000)
Borrowing under long-term debt	—	400,000
Payments on long-term debt	(7,031)	(292,811)
Payment of debt issuance costs	—	(11,379)
Payments for tax withholdings related to settlements under deferred compensation plan	(7,082)	(13,292)
Distributions paid to Partners	(181,630)	(181,982)
Other	(9,114)	(7,783)
Net cash used in financing activities	(211,160)	(58,556)
Effect of exchange rate changes on cash and cash equivalents	76	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(81,958)	143,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,962	59,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,004	$203,703

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,195	$21,025
Cash paid for income taxes	$11,335	$11,309

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$11,888	$19,530
Right-of-use assets acquired by operating lease	$1,571	$716
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,068	$32,566

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2025 and December 31, 2024, the results of our operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. All intercompany transactions and accounts have been eliminated.

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

Investments

Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value. The measurement alternative is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity. Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced. We account for our ownership interests in Infinitum Electric, Inc. (“Infinitum”) and Ascend Elements, Inc. (“Ascend”) as equity securities without readily determinable fair values. See Note 7 –Investments for further discussion of these investments.

Our investments and ownership interests in entities in which we do not have a controlling financial interest are accounted for under the equity method of accounting if we have the ability to exercise significant influence over the entity. Investments accounted for under the equity method are initially recorded at cost, and the difference between the basis of our investment and the underlying equity in the net assets of the entity at the investment date, if any, is amortized over the lives of the related assets that gave rise to the difference.

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

We hold equity method investments in AllDale Minerals III, LP (“AllDale III”) and NGP Energy Transition, L.P. (“NGP ET IV”). See Note 3 – Variable Interest Entities for further discussion of our equity method investments.

We review our investments for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Our investments in debt securities classified as available-for-sale are reported at fair value with unrealized gains and losses included in other comprehensive income in partners’ capital. Credit losses, if any, are recorded as an expense. Upon maturity or conversion, any associated unrealized gain or loss will be reclassified from other comprehensive income to our condensed consolidated income statement as a realized gain or loss. We hold debt securities in Ascend. See Note 7 – Investments for further discussion of this investment.

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 primarily requires enhanced disclosures to (1) disclose specific categories in the rate reconciliation, (2) disclose the amount of income taxes paid and expensed disaggregated by federal, state, and foreign taxes, with further disaggregation by individual jurisdictions if certain criteria are met, and (3) disclose income (loss) from continuing operations before income tax (benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect ASU 2023-09 to have a material effect on our results of operations, cash flows and financial condition but will result in the enhanced disclosures described above.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disclosure of additional information about specific expense categories in the notes to the financial statements to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We continue to evaluate the impact of ASU 2024-03 on our results of operations, cash flows, financial condition and related disclosures.

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

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	June 30,	December 31,
	2025	2024

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$4,313	$5,154
Trade receivables	12,271	11,209
Total property, plant and equipment, net	364,734	373,093
Accounts payable	(217)	(221)
Due to affiliates	(25)	—
Accrued taxes other than income taxes	(649)	(870)

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

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At June 30, 2025 and December 31, 2024, the carrying value of our investment in AllDale III was $21.6 million and $22.5 million, respectively.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ET IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of June 30, 2025, we have funded $10.9 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At June 30, 2025 and December 31, 2024, the carrying value of our investment in NGP ET IV was $8.0 million and $8.8 million, respectively.

Gavin Generation

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”), which is sponsored by a private equity firm. Gavin Generation intends to own, indirectly, an interest in a joint venture holding company formed with a third party that plans to indirectly acquire, own and operate a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners. On August 6, 2025, we funded $22.1 million of our $25.0 million capital commitment.

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

4.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
June 30, 2025
Recorded on a recurring basis:
Digital assets	$58,030	$58,030	$—	$—
Contingent consideration	$10,677	$—	$—	$10,677
Debt securities	$13,046	$—	$—	$13,046
Additional disclosures:
Long-term debt	$477,054	$—	$510,517	$—

December 31, 2024
Recorded on a recurring basis:
Digital assets	$45,037	$45,037	$—	$—
Contingent consideration	$13,100	$—	$—	$13,100
Additional disclosures:
Long-term debt	$490,387	$—	$523,461	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price.  See Note 6 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $14.1 million under this contingent consideration agreement and $0.3 million under the overriding royalty agreement as of June 30, 2025.

The fair value measurement of our debt securities is determined using a combination of market approaches and option-pricing models which utilize significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. See Note 7 – Investments for additional information on our debt securities.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 8 – Long-Term Debt for additional information on our long-term debt.

Quantitative Information about Level 3 Fair Value Measurements

Contingent Consideration

Our option approach methodology simulation for contingent consideration generates an expected payment for each quarter in Hamilton’s mine life by using proprietary internal estimates of our uncommitted coal sales prices and generating a simulated uncommitted coal sales price by applying unobservable inputs through a million simulations. This simulated coal sales price is then used in a calculation of the expected future payments using our proprietary committed coal sales prices and production for each quarter. We then calculate the present value of the estimated future payments. The following table presents quantitative information about certain significant unobservable inputs used in the fair value measurement for our contingent consideration liability. The use of significant unobservable inputs results in uncertainty as of the reporting date, as changes in these unobservable inputs could significantly raise or lower the estimated fair value.

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

June 30, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	6.51% - 8.56%
		Coal price volatility	6.2%
		Market price of risk adjustment (annual)	6.2%
December 31, 2024

Contingent Consideration	Option approach methodology simulation	Cost of Debt	6.51% - 8.56%
		Coal price volatility	6.2%
		Market price of risk adjustment (annual)	6.2%

(a) Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount

The following table represents changes in our contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$11,324	$8,469	$13,100	$9,900
Noncash changes in fair value (1)	2,005	—	2,005	—
Payments	(2,652)	(2,380)	(4,428)	(3,811)
Ending balance	$10,677	$6,089	$10,677	$6,089
(1)	Noncash changes in the fair value of our continent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

Debt Securities

The fair value of our debt securities is determined using a combination of market approaches and option-pricing models. The underlying enterprise value is estimated using income and market approaches which utilize discounted cash flows and market participant values for assets in hypothetical sales scenarios. The enterprise value is then utilized in market approach models and option-pricing models taking into account the rights and preferences of the convertible notes, expected exit scenarios, and volatility associated with such outcomes to arrive at a fair value. The following table presents quantitative information about certain significant unobservable inputs used in the fair value measurement. The use of significant unobservable inputs results in uncertainty as of the reporting date, as changes in these unobservable inputs could significantly raise or lower the estimated fair value.

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

June 30, 2025

Debt securities	Option-pricing approach methodology	Industry volatility	29.10% - 70.86% (49.98%)
		Estimated time to exit	2.0 - 4.0 (3.0) years
	Income approach methodology	Forecasted future cash flow	$906.6 - $1,285.9 ($1,096.3) million
		Cost of capital	11.25% - 16.58% (13.92%)

(a) Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount

The following table represents changes in our debt securities:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025

	(in thousands)
Beginning balance	$—	$—
Noncash changes in fair value (1)	10,919	10,919
Payments	2,127	2,127
Ending balance	$13,046	$13,046
(1)	Noncash changes in the fair value of our debt securities are included in the Change in unrealized gains (losses) on debt securities line item within our condensed consolidated statements of comprehensive income.

5.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Coal	$55,171	$37,290
Finished goods (net of reserve for obsolescence of $2,366 and $2,481, respectively)	14,586	14,197
Work in process	1,778	1,560
Raw materials	6,975	7,192
	78,510	60,239
Supplies (net of reserve for obsolescence of $7,152 and $6,409, respectively)	60,202	60,422
Total inventories, net	$138,712	$120,661

The above balances reflect lower of cost or net realizable value adjustments to our coal inventories of $2.7 million and $24.6 million as of June 30, 2025 and December 31, 2024, respectively. The adjustment as of June 30, 2025 is primarily a result of higher cost per ton at the MC Mining, LLC (“MC Mining”) mining complex as a result of lower production. The adjustment as of December 31, 2024 is the result of lower coal sale prices and higher cost per ton primarily due to a longwall move at the Hamilton mining complex, lower production at Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) and MC Mining mining complexes, and ongoing development activities at the Henderson County mine at our River View Coal, LLC (“River View”) mining complex.

6.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	541.39	$24,496	$58,030	481.89	$18,748	$45,037
Total		$24,496	$58,030		$18,748	$45,037

7.           INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$33,555	$45,693	$35,532	$46,503
Contributions	513	665	1,391	1,290
Net loss on equity method investments	(1,536)	(152)	(3,542)	(705)
Distributions received	(2,904)	(1,118)	(3,753)	(2,000)
Ending balance	$29,628	$45,088	$29,628	$45,088

Net loss on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

During 2022, we purchased shares of Series D Preferred Stock (“Series D Preferred Stock”) in Infinitum for $42.0 million. Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  On September 8, 2023, we purchased $24.6 million of Series E Preferred Stock (“Series E Preferred Stock” and, together with the “Series D Preferred Stock,” the “Infinitum Preferred Stock”) in Infinitum.  The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

Ascend

On August 22, 2023, we purchased shares of Series D Preferred Stock (the “Ascend Series D Preferred Stock”) in Ascend for $25.0 million which was accounted for as an equity investment without a readily determinable fair value because of the lack of quoted market prices. Ascend is a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles. In June 2025, Ascend raised new capital through a convertible note financing. Under the terms of the convertible note and the resulting recapitalization, all existing shares of each outstanding series of preferred stock were converted into common stock on a 1:1 basis for stockholders that participated in the convertible note purchase, or on a 3:1 basis if they did not participate.

We elected to participate in the recapitalization of Ascend with a $3.1 million commitment to purchase convertible debt. We have funded $2.1 million of our commitment as of June 30, 2025. The convertible notes provide for a redemption in two years for an amount equal to the greater of (a) a multiple of each stockholder’s investment in the convertible notes as determined by the level of participation or (b) the principal amount of each stockholder’s investment in the convertible notes plus an annual interest rate of 15%. Based on our level of participation, our convertible notes provide for a multiple of 12 times our funded commitment at redemption. We concluded that these convertible notes represent available-for-sale debt securities. We do not intend to sell our debt securities (which are subject to certain transfer restrictions) and believe it is likely that we will not be required to sell them before redemption. As a result of our participation in the recapitalization, our shares of Ascend Series D Preferred Stock converted into common stock on a 1:1 basis.

The following table reflects our debt securities holdings:

	June 30, 2025
	Cost Basis	Unrealized Gains (1)	Fair Value

	(in thousands, except unit data)
Debt Securities	$2,127	$10,919	$13,046
(1)	Unrealized gains in our debt securities are included in the Change in unrealized gains (losses) on debt securities line item within our condensed consolidated statements of comprehensive income.

As discussed in Note 4 – Fair Value Measurements, we determined the fair value of the debt securities was $13.0 million. In the same models used to determine the value of the debt securities, we determined that the common stock we hold in Ascend as a result of the conversion had no value, resulting in an impairment charge of $25.0 million included in our condensed consolidated statements of income. The $25.0 million impairment charge is a Level 3 fair value measurement and is included within our Other, Corporate and Elimination category.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024

	(in thousands)
Revolving credit facility	$—	$—	$(6,119)	$(7,231)
Term loan	38,672	45,703	(1,080)	(1,276)
8.625% Senior notes due 2029	400,000	400,000	(7,751)	(8,720)
Securitization facility	—	—	—	—
February 2024 equipment financing	38,382	44,684	—	—
	477,054	490,387	(14,950)	(17,227)
Less current maturities	(27,475)	(26,669)	4,394	4,394
Total long-term debt	$449,579	$463,718	$(10,556)	$(12,833)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 7.68% as of June 30, 2025.  At June 30, 2025, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.16 to 1.0, 1.00 to 1.0 and 35.07 to 1.0, respectively, for the trailing twelve months ended June 30, 2025. We were in compliance with the covenants of the Credit Agreement as of June 30, 2025 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”) which matures in January 2026. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On June 30, 2025, we had $14.8 million of letters of credit outstanding with $60.2 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.

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

9.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$48,511	$47,561	$47,870	$47,975
Changes in accruals	3,419	3,365	6,795	6,490
Payments	(3,762)	(3,446)	(7,064)	(7,494)
Interest accretion	570	509	1,137	1,018
Valuation loss (gain) (1)	496	(795)	496	(795)
Ending balance	$49,234	$47,194	$49,234	$47,194
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation loss in 2025 is due to a decrease in the discount rate from 5.17% on December 31, 2024 to 4.92% on June 30, 2025. The valuation gain in 2024 is due to an increase in the discount rate from 4.66% on December 31, 2023 to 5.18% on June 30, 2024.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2025 are $3.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Service cost	$889	$858	$1,748	$1,719
Interest cost (1)	1,686	1,558	3,352	3,116
Net amortization (1)	232	839	464	1,678
Net periodic benefit cost	$2,807	$3,255	$5,564	$6,513
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Interest cost	$1,310	$1,269	$2,620	$2,528
Expected return on plan assets	(1,709)	(1,761)	(3,418)	(3,526)
Amortization of prior service cost	2	46	5	93
Amortization of net loss	—	72	—	109
Net periodic benefit credit (1)	$(397)	$(374)	$(793)	$(796)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2025.

11.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs in these cases sought class and collective action certification, which we opposed. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle such litigation for $15.3 million. Following preliminary approval of the settlement on July 10, 2025, we paid $15.3 million into an escrow account. A hearing in which the court will consider final approval of the settlement is scheduled for the fourth quarter of 2025. We believe our ultimate exposure, if any should litigation resume, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims is not upheld if litigation were to resume, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

12.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2024 and 2025 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2024	$0.70	$91,246
May 15, 2024	0.70	90,736
August 14, 2024	0.70	90,725
November 14, 2024	0.70	90,723
Total	$2.80	$363,430

February 14, 2025	$0.70	$90,891
May 15, 2025	0.70	90,739
August 14, 2025 (1)	0.60
Total	$2.00	$181,630

(1)	On July 28, 2025, we declared this quarterly distribution payable on August 14, 2025 to all unitholders of record as of August 7, 2025.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the three and six months ended June 30, 2025 and 2024:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	1,845,824	(34,833)	20,469	1,831,460
Comprehensive income:
Net income	—	59,410	—	1,615	61,025
Other comprehensive income	—	—	11,194	—	11,194
Total comprehensive income					72,219
Common unit-based compensation	—	2,281	—	—	2,281
Distributions on deferred common unit-based compensation	—	(841)	—	—	(841)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,731)	(2,731)
Distributions to Partners	—	(89,898)	—	—	(89,898)
Balance at June 30, 2025	128,428,024	$1,816,776	$(23,639)	$19,353	$1,812,490

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2024	127,125,437	$1,896,027	$(61,525)	$24,095	$1,858,597
Cumulative-effect adjustment	—	6,232	—	—	6,232
Comprehensive income:
Net income	—	158,057	—	1,510	159,567
Actuarially determined long-term liability adjustments	—	—	923	—	923
Total comprehensive income					160,490
Settlement of deferred compensation plans	936,544	(13,292)	—	—	(13,292)
Common unit-based compensation	—	2,604	—	—	2,604
Distributions on deferred common unit-based compensation	—	(2,261)	—	—	(2,261)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,981)	(1,981)
Distributions to Partners	—	(88,985)	—	—	(88,985)
Balance at March 31, 2024	128,061,981	1,958,382	(60,602)	23,624	1,921,404
Comprehensive income:
Net income	—	100,187	—	1,322	101,509
Actuarially determined long-term liability adjustments	—	—	957	—	957
Total comprehensive income					102,466
Common unit-based compensation	—	2,926	—	—	2,926
Distributions on deferred common unit-based compensation	—	(1,091)	—	—	(1,091)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,942)	(1,942)
Distributions to Partners	—	(89,645)	—	—	(89,645)
Balance at June 30, 2024	128,061,981	$1,970,759	$(59,645)	$23,004	$1,934,118

13.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2025	1,458,564	$17.60	$38,346
Granted (1)	376,853	26.92
Vested (2)	(625,649)	13.62
Forfeited	(11,528)	20.85
Non-vested grants at June 30, 2025	1,198,240	22.58	31,322
(1)	The restricted units granted during 2025 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the six months ended June 30, 2025, we issued 366,043 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $2.3 million for each of the three months ended June 30, 2025 and 2024 and $4.2 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. The total obligation associated with LTIP grants of restricted units as of June 30, 2025 was $12.6 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of June 30, 2025, there was $14.5 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.5 years.

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2025

Coal sales	$343,841	$141,628	$—	$—	$—	$485,469
Oil & gas royalties	—	—	35,473	—	—	35,473
Coal royalties	—	—	—	17,612	(17,612)	—
Transportation revenues	4,829	3,729	—	—	—	8,558
Other revenues	1,577	626	28	—	15,732	17,963
Total revenues	$350,247	$145,983	$35,501	$17,612	$(1,880)	$547,463

Three Months Ended June 30, 2024

Coal sales	$331,973	$180,686	$—	$—	$—	$512,659
Oil & gas royalties	—	—	36,429	—	—	36,429
Coal royalties	—	—	—	16,584	(16,584)	—
Transportation revenues	20,570	6,131	—	—	—	26,701
Other revenues	2,218	1,395	8	3	13,937	17,561
Total revenues	$354,761	$188,212	$36,437	$16,587	$(2,647)	$593,350

Six Months Ended June 30, 2025

Coal sales	$677,075	$276,905	$—	$—	$—	$953,980
Oil & gas royalties	—	—	71,557	—	—	71,557
Coal royalties	—	—	—	33,407	(33,407)	—
Transportation revenues	11,692	7,066	—	—	—	18,758
Other revenues	4,475	1,508	857	—	36,796	43,636
Total revenues	$693,242	$285,479	$72,414	$33,407	$3,389	$1,087,931

Six Months Ended June 30, 2024

Coal sales	$702,603	$371,935	$—	$—	$—	$1,074,538
Oil & gas royalties	—	—	73,459	—	—	73,459
Coal royalties	—	—	—	35,286	(35,286)	—
Transportation revenues	45,046	12,408	—	—	—	57,454
Other revenues	4,953	1,883	323	9	32,428	39,596
Total revenues	$752,602	$386,226	$73,782	$35,295	$(2,858)	$1,245,047

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

			(in thousands)
Beginning balance	$177,467	$272,191	$166,829	$282,622
Ending balance	$177,659	$226,436	$177,659	$226,436

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025 and disaggregated by segment and contract duration.

				2028 and
	2025	2026	2027	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$609,685	$1,036,588	$653,033	$739,113	$3,038,419
Appalachia Coal Operations coal revenues	350,752	135,861	62,005	27,000	575,618
Total coal revenues (1)	$960,437	$1,172,449	$715,038	$766,113	$3,614,037

(1) Coal revenues generally consists of consolidated revenues excluding our Oil & Gas Royalties segment as well as intercompany revenues from our Coal Royalties segment.

15.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Current:
Federal	$4,340	$4,506	$9,063	$9,224
State	285	317	605	655
	4,625	4,823	9,668	9,879
Deferred:
Federal	593	(839)	(184)	(966)
State	130	(124)	46	(104)
	723	(963)	(138)	(1,070)
Income tax expense	$5,348	$3,860	$9,530	$8,809

The effective income tax rates for our income tax expense for the three and six months ended June 30, 2025 and 2024 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Our 2020 through 2024 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

16.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit (“EPU”). Net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities. During 2025, our participating securities represent outstanding restricted unit awards under our LTIP. During 2024, our participating securities also included phantom units in notional accounts under our Supplemental Executive Retirement Plan (“SERP”) and the MGP Amended and Restated Deferred Compensation Plan for Directors (“Directors’ Deferred Compensation Plan”). The SERP and Directors’ Deferred Compensation Plan were terminated and settled in December 2024 and no longer have participating securities that receive an allocation of income.

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per unit data)
Net income attributable to ARLP	$59,410	$100,187	$133,393	$258,244

Less:
Distributions to participating securities	(719)	(1,688)	(1,545)	(3,368)
Undistributed earnings attributable to participating securities	—	(164)	—	(1,518)

Net income attributable to ARLP available to limited partners	$58,691	$98,335	$131,848	$253,358

Weighted-average limited partner units outstanding – basic and diluted	128,428	128,062	128,347	127,866

Earnings per limited partner unit - basic and diluted (1)	$0.46	$0.77	$1.03	$1.98
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2025, participating securities of 605 and 715, respectively, were considered anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2024, participating securities of 1,726 and 1,945, respectively, were considered anti-dilutive under the treasury stock method.

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

Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), Bitiki KY, LLC, which holds our crypto-mining activities (see Note 6 – Digital Assets), our non oil & gas equity investments (see Note 3 – Variable Interest Entities and Note 7 – Investments), Wildcat Insurance, LLC which assists the ARLP Partnership with its insurance requirements, AROP Funding and Alliance Finance (both discussed in Note 8 – Long-Term Debt). The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended June 30, 2025

Revenues - Outside	$350,247	$145,983	$35,501	$—	$531,731
Revenues - Intercompany	—	—	—	17,612	17,612
Total revenues (1)	350,247	145,983	35,501	17,612	549,343
Less:
Segment Adjusted EBITDA Expense (2)	231,189	112,829	4,558	5,795	354,371
Transportation expenses	4,829	3,729	—	—	8,558
Other segment items (3)	—	—	1,060	—	1,060
Segment Adjusted EBITDA (4)	114,229	29,425	29,883	11,817	185,354

Capital expenditures (6)	50,072	15,226	—	102	65,400

Three Months Ended June 30, 2024

Revenues - Outside	$354,761	$188,212	$36,437	$3	$579,413
Revenues - Intercompany	—	—	—	16,584	16,584
Total revenues (1)	354,761	188,212	36,437	16,587	595,997
Less:
Segment Adjusted EBITDA Expense (2)	216,168	136,762	4,635	6,632	364,197
Transportation expenses	20,570	6,131	—	—	26,701
Other segment items (3)	—	—	544	—	544
Segment Adjusted EBITDA (4)	118,023	45,319	31,258	9,955	204,555

Capital expenditures (6)	65,973	32,793	—	—	98,766

Six Months Ended June 30, 2025

Revenues - Outside	$693,242	$285,479	$72,414	$—	$1,051,135
Revenues - Intercompany	—	—	—	33,407	33,407
Total revenues (1)	693,242	285,479	72,414	33,407	1,084,542
Less:
Segment Adjusted EBITDA Expense (2)	441,148	233,397	10,279	12,195	697,019
Transportation expenses	11,692	7,066	—	—	18,758
Other segment items (3)	—	—	2,368	—	2,368
Segment Adjusted EBITDA (4)	240,402	45,016	59,767	21,212	366,397

Total assets (5)	1,076,634	472,142	847,300	308,959	2,705,035
Capital expenditures (6)	102,657	46,054	—	147	148,858

Six Months Ended June 30, 2024

Revenues - Outside	$752,602	$386,226	$73,782	$9	$1,212,619
Revenues - Intercompany	—	—	—	35,286	35,286
Total revenues (1)	752,602	386,226	73,782	35,295	1,247,905
Less:
Segment Adjusted EBITDA Expense (2)	449,255	254,264	9,575	12,896	725,990
Transportation expenses	45,046	12,408	—	—	57,454
Other segment items (3)	—	—	1,547	—	1,547
Segment Adjusted EBITDA (4)	258,301	119,554	62,660	22,399	462,914

Total assets (5)	1,011,972	552,796	793,416	316,505	2,674,689
Capital expenditures (6)	162,106	59,244	—	—	221,350

(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Total segment revenues	$549,343	$595,997	$1,084,542	$1,247,905
Other, Corporate and Elimination revenues - Outside	15,732	13,937	36,796	32,428
Other, Corporate and Elimination revenues - Intercompany	(17,612)	(16,584)	(33,407)	(35,286)
Total consolidated revenues	$547,463	$593,350	$1,087,931	$1,245,047

Revenues included in Other, Corporate and Elimination are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA Expense is used as a financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

(3)	Other segment items include:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Segment Adjusted EBITDA – total segments	$185,354	$204,555	$366,397	$462,914
Other, Corporate and Elimination profit (loss)	(3,050)	(2,551)	(3,578)	(356)
General and administrative	(20,380)	(20,562)	(40,960)	(42,691)
Depreciation, depletion and amortization	(76,340)	(66,454)	(144,969)	(132,003)
Interest expense, net	(8,682)	(7,193)	(16,249)	(13,666)
Change in fair value of digital assets	12,856	(3,748)	7,282	8,105
Impairment loss on investments	(25,000)	—	(25,000)	—
Litigation expense accrual	—	—	—	(15,250)
Noncontrolling interest	1,615	1,322	3,192	2,832
Income before income taxes	$66,373	$105,369	$146,115	$269,885

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	June 30,
	2025	2024

	(in thousands)
Total segment assets	$2,705,035	$2,674,689
Other, Corporate and Elimination total assets	164,411	378,257
Total consolidated assets	$2,869,446	$3,052,946

(6)	Capital expenditures excludes $2.7 million paid towards oil & gas reserve acquisitions for the six months ended June 30, 2025 and $2.9 million and $4.7 million paid towards oil & gas reserve acquisitions for the three and six months ended June 30, 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Total segment capital expenditures	$65,400	$98,766	$148,858	$221,350
Other, Corporate and Elimination capital expenditures	1,617	2,676	4,935	3,938
Total consolidated capital expenditures	$67,017	$101,442	$153,793	$225,288

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

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”), which is sponsored by a private equity firm. This commitment represents an interest of approximately 5.0% in Gavin Generation (based on total commitments). On August 6, 2025, we funded $22.1 million of our $25.0 million capital commitment. For more information about the Gavin Generation investment, please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC (“Gibson”) mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and certain of our idled or closed mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC (“MC Mining”) mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale Minerals III, LP (“AllDale III”). Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in both the Illinois Basin Coal Operations and Appalachia Coal Operations reportable segments or (b) located near our operations and external mining operations.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC, Bitiki KY, LLC, which holds our crypto-mining activities, our non oil & gas equity and debt investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities, Note 7 – Investments, and Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our investments in Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated Information

	Three Months Ended
	June 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	8,382	7,851	531	6.8%
Tons produced	8,105	8,437	(332)	(3.9)%
Volume - BOE (1)	880	817	63	7.7%
Coal sales	$485,469	$512,659	$(27,190)	(5.3)%
Oil & gas royalties	$35,473	$36,429	$(956)	(2.6)%
Total revenues	$547,463	$593,350	$(45,887)	(7.7)%
Segment Adjusted EBITDA Expense (2)	$353,450	$363,171	$(9,721)	(2.7)%
Net income of ARLP	$59,410	$100,187	$(40,777)	(40.7)%
Segment Adjusted EBITDA (2)	$182,304	$202,004	$(19,700)	(9.8)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended June 30, 2025 (“2025 Quarter”) decreased 7.7% to $547.5 million compared to $593.4 million for the three months ended June 30, 2024 (“2024 Quarter”) primarily as a result of reduced coal sales prices and lower transportation revenues, partially offset by increased coal sales volumes.

●	Coal sales decreased to $485.5 million for the 2025 Quarter compared to $512.7 million for the 2024 Quarter. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $61.9 million, partially offset by higher tons sold, which increased coal sales by $34.7 million. Coal sales prices decreased by 11.3% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Coal sales volumes improved primarily driven by increased tons sold from our Hamilton and River View mines, partially offset by lower production levels at Tunnel Ridge due to challenging mining conditions.

●	Transportation revenues and expenses were $8.6 million and $26.7 million for 2025 and 2024 Quarters, respectively. The decrease of $18.1 million was primarily attributable to lower third-party transportation rates in the 2025 Quarter and decreased coal shipments for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 2.7% to $353.5 million primarily related to our coal operations which decreased 2.9% to $345.9 million, as a result of lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 9.0% to $41.27 per ton sold in the 2025 Quarter compared to $45.37 per ton in the 2024 Quarter, primarily due to an increased sales mix of tons from lower cost operations, improved recoveries at our River View and Hamilton mines and reduced longwall move days at Hamilton as well as the following per ton cost decreases:

●	Labor and benefit expenses per ton produced, excluding workers’ compensation, decreased 3.2% to $13.25 per ton in the 2025 Quarter from $13.69 per ton in the 2024 Quarter. The decrease of $0.44 per ton was primarily due to lower direct labor costs at several mines.

●	Material and supplies expenses per ton produced decreased 13.2% to $13.90 per ton in the 2025 Quarter from $16.02 per ton in the 2024 Quarter. The decrease of $2.12 per ton produced primarily reflects decreases of $0.79 per ton for roof support, $0.65 per ton in longwall subsidence expense, $0.37 per ton for contract labor used in the mining process, and $0.18 per ton for safety related materials and supplies.

●	Maintenance expenses per ton produced decreased 12.0% to $4.64 per ton in the 2025 Quarter from $5.27 per ton in the 2024 Quarter. The decrease of $0.63 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.43 per produced ton sold in the 2025 Quarter compared to 2024 Quarter primarily as a result of lower price realizations and a favorable mix of tons sold that were mined in states without severance taxes.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $76.3 million for the 2025 Quarter compared to $66.5 million for the 2024 Quarter primarily as a result of increased coal sales volumes.

Change in fair value of digital assets

The change in the fair value of our digital assets increased by $16.6 million for the 2025 Quarter compared to the 2024 Quarter reflecting the movement in the price of bitcoin.

Impairment loss on investments

During the 2025 Quarter, we recorded a $25.0 million impairment on our equity investment in Ascend as a result of Ascend’s recent recapitalization through a convertible note financing completed during the 2025 Quarter.  Please read “Item 1. Financial Statements (Unaudited)—Note 7 – Investments” of this Quarterly Report on Form 10-Q for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2025 Quarter was $59.4 million, or $0.46 per basic and diluted limited partner unit, compared to $100.2 million, or $0.77 per basic and diluted limited partner unit, for the 2024 Quarter as a result of lower revenues, increased depreciation, and the impairment loss on investments in the 2025 Quarter, partially offset by an increase in the fair value of our digital assets.

Segment Adjusted EBITDA

Our 2025 Quarter Segment Adjusted EBITDA decreased $19.7 million to $182.3 million from the 2024 Quarter Segment Adjusted EBITDA of $202.0 million.

Segment Information

	Three Months Ended
	June 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	6,665	5,787	878	15.2%
Coal sales	$343,841	$331,973	$11,868	3.6%
Other revenues	$1,577	$2,218	$(641)	(28.9)%
Segment Adjusted EBITDA Expense	$231,189	$216,168	$15,021	6.9%
Segment Adjusted EBITDA	$114,229	$118,023	$(3,794)	(3.2)%

Appalachia Coal Operations
Tons sold	1,717	2,064	(347)	(16.8)%
Coal sales	$141,628	$180,686	$(39,058)	(21.6)%
Other revenues	$626	$1,395	$(769)	(55.1)%
Segment Adjusted EBITDA Expense	$112,829	$136,762	$(23,933)	(17.5)%
Segment Adjusted EBITDA	$29,425	$45,319	$(15,894)	(35.1)%

Oil & Gas Royalties
Volume - BOE (1)	880	817	63	7.7%
Oil & gas royalties	$35,473	$36,429	$(956)	(2.6)%
Other revenues	$28	$8	$20	250.0%
Segment Adjusted EBITDA Expense	$4,558	$4,635	$(77)	(1.7)%
Segment Adjusted EBITDA	$29,883	$31,258	$(1,375)	(4.4)%

Coal Royalties
Volume - Tons sold (2)	5,492	4,973	519	10.4%
Intercompany coal royalties	$17,612	$16,584	$1,028	6.2%
Other revenues	$—	$3	$(3)	(100.0)%
Segment Adjusted EBITDA Expense	$5,795	$6,632	$(837)	(12.6)%
Segment Adjusted EBITDA	$11,817	$9,955	$1,862	18.7%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 3.2% to $114.2 million in the 2025 Quarter from $118.0 million in the 2024 Quarter. The decrease of $3.8 million was primarily attributable to lower prices and higher operating expenses, partially offset by increased sales volumes. Coal sales price per ton decreased by 10.1% compared to the 2024 Quarter as a result of lower domestic price realizations at several mines in the region. Sales volumes increased by 15.2% compared to the 2024 Quarter due primarily to increased tons sold from our Hamilton and River View mines. Segment Adjusted EBITDA Expense increased 6.9% to $231.2 million in the 2025 Quarter from $216.2 million in the 2024 Quarter, primarily as a result of increased sales volumes, partially offset by lower operating expenses per ton.  Segment Adjusted EBITDA Expense per ton for the 2025 Quarter decreased by 7.1% compared to the 2024 Quarter due primarily to lower maintenance and materials and supplies costs at several mines in the region, improved recoveries at our River View and Hamilton mines and reduced longwall move days at Hamilton.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 35.1% to $29.4 million for the 2025 Quarter from $45.3 million in the 2024 Quarter. The decrease of $15.9 million was primarily attributable to lower coal sales, which decreased 21.6% to $141.6 million in the 2025 Quarter from $180.7 million in the 2024 Quarter, partially offset by reduced operating expenses. The decrease in coal sales reflects lower coal sales volumes and price realizations. Tons sold decreased by 16.8% in the 2025 Quarter compared to the 2024 Quarter primarily as a result of lower production levels at Tunnel Ridge due to challenging mining conditions. Average coal sales price per ton decreased by 5.8% compared to the 2024 Quarter primarily due to reduced domestic pricing from our Tunnel Ridge and MC Mining operations, partially offset by a greater mix of higher priced sales tons from MC Mining and Mettiki during the 2025 Quarter. Segment Adjusted

EBITDA Expense decreased 17.5% to $112.8 million in the 2025 Quarter from $136.8 million in the 2024 Quarter due primarily to reduced volumes.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $29.9 million in the 2025 Quarter compared to $31.3 million in the 2024 Quarter due to lower average sales price per BOE, which decreased 9.6%, partially offset by higher volumes, which increased 7.7%.

Coal Royalties – Segment Adjusted EBITDA increased to $11.8 million in the 2025 Quarter compared to $10.0 million in the 2024 Quarter due to higher royalty tons sold to the Partnership’s mining subsidiaries and lower selling expenses.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Consolidated Information

	Six Months Ended
	June 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	16,153	16,525	(372)	(2.3)%
Tons produced	16,562	17,551	(989)	(5.6)%
Volume - BOE (1)	1,760	1,715	45	2.6%
Coal sales	$953,980	$1,074,538	$(120,558)	(11.2)%
Oil & gas royalties	$71,557	$73,459	$(1,902)	(2.6)%
Total revenues	$1,087,931	$1,245,047	$(157,116)	(12.6)%
Segment Adjusted EBITDA Expense (2)	$699,620	$721,498	$(21,878)	(3.0)%
Net income of ARLP	$133,393	$258,244	$(124,851)	(48.3)%
Segment Adjusted EBITDA (2)	$362,819	$462,558	$(99,739)	(21.6)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the six months ended June 30, 2025 (“2025 Period”) decreased 12.6% to $1.09 billion compared to $1.25 billion for the six months ended June 30, 2024 (“2024 Period”) primarily due to lower coal sales and transportation revenues.

●	Coal sales decreased to $954.0 million for the 2025 Period compared to $1.07 billion for the 2024 Period. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $96.4 million and lower tons sold, which reduced coal sales by $24.2 million. Coal sales prices decreased by 9.2% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts and reduced export price realizations from our MC Mining and Mettiki mines. Coal sales volumes decreased due primarily to lower production levels at Tunnel Ridge due to challenging mining conditions.

●	Transportation revenues and expenses were $18.8 million and $57.5 million for 2025 and 2024 Periods, respectively. The decrease of $38.7 million was primarily attributable to lower third-party transportation rates in the 2025 Period and decreased coal shipments for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 3.0% to $699.6 million primarily related to our coal operations which decreased 4.6% to $678.1 million, as a result of lower coal sales volumes and lower per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 2.3% to $41.98 per ton sold in the 2025 Period compared to $42.99 per ton in the 2024 Period, primarily due to an increased sales mix of tons from lower cost operations, higher recoveries from several mines and fewer longwall move days at our Hamilton operation as well as the following per ton cost decreases:

●	Material and supplies expenses per ton produced decreased 11.2% to $13.70 per ton in the 2025 Period from $15.43 per ton in the 2024 Period. The decrease of $1.73 per ton produced primarily reflects decreases of $0.75 per ton for roof support, $0.46 per ton for contract labor used in the mining process, and $0.37 per ton in longwall subsidence expense.

●	Maintenance expenses per ton produced decreased 9.5% to $4.75 per ton in the 2025 Period from $5.25 per ton in the 2024 Period. The decrease of $0.50 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.40 per produced ton sold in the 2025 Period compared to the 2024 Period primarily as a result of lower price realizations, partially offset by an unfavorable mix of tons sold that were mined in states with severance taxes.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $145.0 million for the 2025 Period compared to $132.0 million for the 2024 Period primarily as a result of increased coal sales volumes at our River View mine and additional assets placed in service at our Tunnel Ridge and Mettiki operations during the 2025 Period.

Impairment loss on investments

During the 2025 Period, we recorded a $25.0 million impairment on our equity investment in Ascend as a result of Ascend’s recent recapitalization through a convertible note financing completed during the 2025 Period.  Please read “Item 1. Financial Statements (Unaudited)—Note 7 – Investments” of this Quarterly Report on Form 10-Q for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2025 Period was $133.4 million, or $1.03 per basic and diluted limited partner unit, compared to $258.2 million, or $1.98 per basic and diluted limited partner unit, for the 2024 Period as a result of lower revenues, higher depreciation, and the impairment loss on investments in the 2025 Period, partially offset by reduced operating expenses.

Segment Adjusted EBITDA

Our 2025 Period Segment Adjusted EBITDA decreased $99.8 million to $362.8 million from the 2024 Period Segment Adjusted EBITDA of $462.6 million.

Segment Information

	Six Months Ended
	June 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	12,707	12,224	483	4.0%
Coal sales	$677,075	$702,603	$(25,528)	(3.6)%
Other revenues	$4,475	$4,953	$(478)	(9.7)%
Segment Adjusted EBITDA Expense	$441,148	$449,255	$(8,107)	(1.8)%
Segment Adjusted EBITDA	$240,402	$258,301	$(17,899)	(6.9)%

Appalachia Coal Operations
Tons sold	3,446	4,301	(855)	(19.9)%
Coal sales	$276,905	$371,935	$(95,030)	(25.6)%
Other revenues	$1,508	$1,883	$(375)	(19.9)%
Segment Adjusted EBITDA Expense	$233,397	$254,264	$(20,867)	(8.2)%
Segment Adjusted EBITDA	$45,016	$119,554	$(74,538)	(62.3)%

Oil & Gas Royalties
Volume - BOE (1)	1,760	1,715	45	2.6%
Oil & gas royalties	$71,557	$73,459	$(1,902)	(2.6)%
Other revenues	$857	$323	$534	165.3%
Segment Adjusted EBITDA Expense	$10,279	$9,575	$704	7.4%
Segment Adjusted EBITDA	$59,767	$62,660	$(2,893)	(4.6)%

Coal Royalties
Volume - Tons sold (2)	10,564	10,485	79	0.8%
Intercompany coal royalties	$33,407	$35,286	$(1,879)	(5.3)%
Other revenues	$—	$9	$(9)	(100.0)%
Segment Adjusted EBITDA Expense	$12,195	$12,896	$(701)	(5.4)%
Segment Adjusted EBITDA	$21,212	$22,399	$(1,187)	(5.3)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 6.9% to $240.4 million in the 2025 Period from $258.3 million in the 2024 Period. The decrease of $17.9 million was primarily attributable to lower coal sales prices, partially offset by higher sales volumes and lower operating expenses. Coal sales price per ton decreased by 7.3% compared to the 2024 Period as a result of lower domestic price realizations at several mines in the region. Sales volumes increased by 4.0% compared to the 2024 Period due primarily to increased tons sold from our Hamilton and River View mines. Segment Adjusted EBITDA Expense decreased 1.8% to $441.1 million in the 2025 Period from $449.3 million in the 2024 Period, primarily as a result of lower operating expenses per ton, partially offset by increased sales volumes.  Segment Adjusted EBITDA Expense per ton for the 2025 Period decreased by 5.5% compared to the 2024 Period due primarily to lower maintenance and materials and supplies costs at several mines in the region, improved recoveries at our River View and Hamilton mines and reduced longwall move days at Hamilton.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 62.3% to $45.0 million for the 2025 Period from $119.6 million in the 2024 Period. The decrease of $74.6 million was primarily attributable to lower coal sales, which decreased 25.6% to $276.9 million in the 2025 Period from $371.9 million in the 2024 Period, partially offset by lower operating expenses. The decrease in coal sales reflects lower coal sales volumes and price realizations. Tons sold decreased by 19.9% in the 2025 Period compared to the 2024 Period primarily as a result of lower production levels at Tunnel Ridge due to challenging mining conditions. Average coal sales price per ton decreased by 7.1% compared to the 2024 Period primarily due to reduced domestic pricing from our Tunnel Ridge and MC Mining operations and lower export price realizations from MC Mining and Mettiki, partially offset by a greater mix of higher priced sales tons from the MC Mining and Mettiki operations during the 2025 Period. Segment Adjusted EBITDA Expense decreased 8.2% to $233.4 million in the 2025 Period from $254.3 million in the 2024 Period due to reduced volumes partially offset by increased per ton operating expenses. Segment Adjusted EBITDA Expense per ton for the 2025 Period increased by 14.6% compared to the 2024 Period due to challenging mining conditions at the Tunnel Ridge mine.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $59.8 million in the 2025 Period compared to $62.7 million in the 2024 Period due to lower average sales price per BOE, which decreased 5.1%, partially offset by higher volumes, which increased 2.6%.

Coal Royalties – Segment Adjusted EBITDA decreased to $21.2 million in the 2025 Period compared to $22.4 million in the 2024 Period due to reduced average royalty rates per ton received from the Partnership’s mining subsidiaries.

Reconciliation of Non-GAAP Financial Measures

Segment Adjusted EBITDA

We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is a key component of consolidated Adjusted EBITDA, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others. We believe that the presentation of consolidated Adjusted EBITDA provides useful information to investors regarding our performance and results of operations because Adjusted EBITDA, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$61,025	$101,509	$136,585	$261,076
Noncontrolling interest	(1,615)	(1,322)	(3,192)	(2,832)
Net income attributable to ARLP	$59,410	$100,187	$133,393	$258,244
General and administrative	20,380	20,562	40,960	42,691
Depreciation, depletion and amortization	76,340	66,454	144,969	132,003
Interest expense, net	8,682	7,193	16,249	13,666
Change in fair value of digital assets	(12,856)	3,748	(7,282)	(8,105)
Impairment loss on investments	25,000	—	25,000	—
Litigation expense accrual	—	—	—	15,250
Income tax expense	5,348	3,860	9,530	8,809
Consolidated Segment Adjusted EBITDA	$182,304	$202,004	$362,819	$462,558

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$346,288	$351,605	$685,724	$715,464
Litigation expense accrual	—	—	—	(15,250)
Outside coal purchases	7,179	10,608	14,524	19,720
Other expense (income)	(17)	958	(628)	1,564
Consolidated Segment Adjusted EBITDA Expense	$353,450	$363,171	$699,620	$721,498

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

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of June 30, 2025. No units were repurchased during the six months ended June 30, 2025. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2025, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2026. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt.”

Cash Flows

Cash provided by operating activities was $297.3 million for the 2025 Period compared to $425.4 million for the 2024 Period. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade receivables and other miscellaneous changes. These decreases were partially offset by favorable working capital changes primarily related to inventories compared to the 2024 Period.

Net cash used in investing activities was $168.3 million for the 2025 Period compared to $223.0 million for the 2024 Period. The decrease in cash used in investing activities was primarily due to the decrease in capital expenditures in the 2025 Period as compared to the 2024 Period. This decrease was partially offset by a change in accounts payable and accrued liabilities during the 2025 Period.

Net cash used in financing activities was $211.2 million for the 2025 Period compared to $58.6 million for the 2024 Period. The increase in cash used in financing activities was primarily attributable to proceeds from the issuance of our 2029 Senior Notes and from an equipment financing in the 2024 Period. These increases were partially offset by reduced payments on long-term debt and reduced debt issuance costs in the 2025 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2025 cash requirements, including capital expenditures, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our June 30, 2025 cash and cash equivalents of $55.0 million, cash flows from operations, or borrowings under our revolving credit facility and securitization facility, if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.28 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2025 are estimated in a range of $285.0 million to $320.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On June 30, 2025, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, and (2) the use of aircraft. We also have related-party transactions with (a) WKY CoalPlay LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information regarding our investments, please read “Item 1. Financial Statements (Unaudited)—Note 7 – Equity Investments” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2024, “Item 8. Financial Statements and Supplementary Data— Note 4 – Acquisitions and Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

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

We have exposure to coal and oil & gas sales prices and price risk for supplies used directly or indirectly in the normal course of coal and oil & gas production such as steel, electricity and other materials. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations. Historically, we have not utilized any commodity price-hedges or other derivatives related to either our sales price or supply cost risks but may do so in the future.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at June 30, 2025.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act)

as of June 30, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2025.

During the quarterly period ended June 30, 2025, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC, et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.). Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.). The plaintiffs in these cases sought class and collective action certification, which we opposed. The plaintiffs sought to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle all six cases for $15.3 million. Following preliminary approval of the settlement on July 10, 2025, we paid $15.3 million into an escrow account. A hearing in which the court will consider final approval of the settlement is scheduled for the fourth quarter of 2025. [If the settlement is not approved by the court,] we believe our ultimate exposure, if any should litigation resume, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims in these lawsuits is not upheld if litigation were to resume, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

During the three months ended June 30, 2025, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, August 7, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 7, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2025 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 7, 2025.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer