Form 10-Q
period 2025-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2025-11-07
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 128,428,024 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,481	$136,962
Trade receivables (net of allowance of $5,260 and $2,087, respectively)	169,883	166,829
Other receivables	2,272	10,158
Inventories, net	130,636	120,661
Advance royalties	9,537	11,422
Digital assets	64,809	45,037
Prepaid expenses and other assets	14,494	22,161
Total current assets	486,112	513,230
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,511,236	4,435,535
Less accumulated depreciation, depletion and amortization	(2,347,584)	(2,269,265)
Total property, plant and equipment, net	2,163,652	2,166,270
OTHER ASSETS:
Advance royalties	75,788	70,264
Equity method investments	54,582	35,532
Equity securities	67,541	92,541
Debt securities	13,193	—
Operating lease right-of-use assets	17,631	15,871
Other long-term assets	29,842	22,022
Total other assets	258,577	236,230
TOTAL ASSETS	$2,908,341	$2,915,730

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$103,757	$98,188
Accrued taxes other than income taxes	24,566	21,051
Accrued payroll and related expenses	36,318	26,946
Accrued interest	10,660	1,821
Workers' compensation and pneumoconiosis benefits	14,815	14,838
Other current liabilities	42,131	48,023
Current maturities, long-term debt, net	23,361	22,275
Total current liabilities	255,608	233,142
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	433,117	450,885
Pneumoconiosis benefits	124,794	120,152
Workers' compensation	38,943	37,177
Asset retirement obligations	157,753	155,156
Long-term operating lease obligations	15,068	13,638
Deferred income tax liabilities	27,417	29,353
Other liabilities	24,584	22,694
Total long-term liabilities	821,676	829,055
Total liabilities	1,077,284	1,062,197

COMMITMENTS AND CONTINGENCIES - (NOTE 11)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,428,024 and 128,061,981 units outstanding, respectively	1,836,401	1,867,850
Accumulated other comprehensive loss	(24,039)	(35,103)
Total ARLP Partners' Capital	1,812,362	1,832,747
Noncontrolling interest	18,695	20,786
Total Partners' Capital	1,831,057	1,853,533
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,908,341	$2,915,730

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
SALES AND OPERATING REVENUES:
Coal sales	$511,593	$532,647	$1,465,573	$1,607,185
Oil & gas royalties	32,055	34,448	103,612	107,907
Transportation revenues	7,701	24,617	26,459	82,071
Other revenues	20,018	21,857	63,654	61,453
Total revenues	571,367	613,569	1,659,298	1,858,616

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	354,604	384,844	1,040,328	1,100,308
Transportation expenses	7,701	24,617	26,459	82,071
Outside coal purchases	4,514	8,192	19,038	27,912
General and administrative	21,373	21,878	62,333	64,569
Depreciation, depletion and amortization	78,211	72,971	223,180	204,974
Total operating expenses	466,403	512,502	1,371,338	1,479,834

INCOME FROM OPERATIONS	104,964	101,067	287,960	378,782

Interest expense (net of interest capitalized of $1,658, $3,521, $9,506 and $8,605, respectively)	(11,033)	(9,527)	(28,719)	(26,553)
Interest income	682	2,175	2,119	5,535
Net income (loss) on equity method investments	4,487	(2,327)	945	(3,032)
Change in fair value of digital assets	3,739	332	11,021	8,437
Impairment loss on investments - (Note 7)	—	—	(25,000)	—
Other income (expense)	(135)	(681)	493	(2,245)
INCOME BEFORE INCOME TAXES	102,704	91,039	248,819	360,924

INCOME TAX EXPENSE	5,886	4,123	15,416	12,932

NET INCOME	96,818	86,916	233,403	347,992

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,714)	(635)	(4,906)	(3,467)

NET INCOME ATTRIBUTABLE TO ARLP	$95,104	$86,281	$228,497	$344,525

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.73	$0.66	$1.76	$2.64

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,428,024	128,061,981	128,374,391	127,932,095

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET INCOME	$96,818	$86,916	$233,403	$347,992

OTHER COMPREHENSIVE INCOME:

Defined benefit pension plan
Amortization of prior service cost (1)	2	47	7	140
Amortization of net actuarial loss (1)	—	136	—	245
Total defined benefit pension plan adjustments	2	183	7	385

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	232	839	696	2,517
Total pneumoconiosis benefits adjustments	232	839	696	2,517

Foreign currency translation adjustment	51	—	127	—

Change in unrealized gains on debt securities (2)	(685)	—	10,234	—

OTHER COMPREHENSIVE INCOME (LOSS)	(400)	1,022	11,064	2,902

COMPREHENSIVE INCOME	96,418	87,938	244,467	350,894

Less: Comprehensive income attributable to noncontrolling interest	(1,714)	(635)	(4,906)	(3,467)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$94,704	$87,303	$239,561	$347,427
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 9 and 10 for additional details).
(2)	For more information on the change in unrealized gains please see Note 4.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES	$507,260	$634,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(218,521)	(335,586)
Change in accounts payable and accrued liabilities	(5,555)	9,191
Proceeds from sale of property, plant and equipment	2,110	1,385
Contributions to equity method investments	(24,265)	(1,398)
Purchase of debt securities	(2,959)	—
Oil & gas reserve asset acquisitions	(3,485)	(15,176)
Other	1,706	4,151
Net cash used in investing activities	(250,969)	(337,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	74,000	75,000
Payments under securitization facility	(74,000)	(75,000)
Proceeds from equipment financings	—	54,626
Payments on equipment financings	(9,552)	(8,926)
Borrowings under revolving credit facilities	—	20,000
Payments under revolving credit facilities	—	(20,000)
Borrowing under long-term debt	—	400,000
Payments on long-term debt	(10,547)	(296,327)
Payment of debt issuance costs	—	(11,442)
Payments for tax withholdings related to settlements under deferred compensation plan	(7,082)	(15,544)
Distributions paid to Partners	(259,406)	(272,707)
Other	(12,251)	(11,342)
Net cash used in financing activities	(298,838)	(161,662)
Effect of exchange rate changes on cash and cash equivalents	66	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,481)	135,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,962	59,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,481	$195,429

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$25,931	$24,263
Cash paid for income taxes	$16,294	$16,509

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$18,173	$23,777
Right-of-use assets acquired by operating lease	$3,730	$716
Market value of common units issued under deferred compensation plans before tax withholding requirements	$17,068	$34,880

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2025 and December 31, 2024, the results of our operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. All intercompany transactions and accounts have been eliminated.

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

Investments

Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value. The measurement alternative is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity. Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced. We account for our ownership interests in Infinitum Electric, Inc. (“Infinitum”) and Ascend Elements, Inc. (“Ascend”) as equity securities without readily determinable fair values. See Note 7 – Investments for further discussion of these investments.

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

In the event our ownership requires the recording of income or loss such that our capital accounts reflect what we would receive in liquidation, we use the hypothetical liquidation at book value (“HLBV”) method to determine the appropriate allocation of income or loss. Under the HLBV method, income or loss of the investee is allocated based on hypothetical amounts that each investor would be entitled to receive if the net assets held were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

We hold equity method investments in AllDale Minerals III, LP (“AllDale III”), NGP Energy Transition, L.P. (“NGP ET IV”) and Gavin Generation Holdings A, LP (“Gavin Generation”). See Note 3 – Variable Interest Entities for further discussion of our equity method investments.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 primarily requires enhanced disclosures to (1) disclose specific categories in the rate reconciliation, (2) disclose the amount of income taxes paid and expensed disaggregated by federal, state, and foreign taxes, with further disaggregation by individual jurisdictions if certain criteria are met, and (3) disclose income (loss) from continuing operations before income tax (benefit) disaggregated between domestic and foreign. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect ASU 2023-09 to have a material effect on our results of operations, cash flows and financial condition but will result in the enhanced disclosures described above.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disclosure of additional information about specific expense categories in the notes to the financial statements to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We continue to evaluate the impact of ASU 2024-03 on our results of operations, cash flows, financial condition and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 improves the accounting for software development costs by removing references to software development stages so that the accounting is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 can be applied on a prospective basis, a modified basis for in-process projects or a retrospective basis. We are evaluating the impact of ASU 2025-06 on our results of operations, cash flows, financial condition and related disclosures.

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

Cavalier Minerals owns approximately 72% of the limited partner interests in AllDale I & II. We own the managing member interest and a 96% member interest in Cavalier Minerals. Bluegrass Minerals Management, LLC (“Bluegrass Minerals”) owns a 4% member interest in Cavalier Minerals and a profits interest which entitles it to receive distributions equal to 25% of all distributions (including in liquidation).

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

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	September 30,	December 31,
	2025	2024

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$4,266	$5,154
Trade receivables	12,587	11,209
Total property, plant and equipment, net	360,758	373,093
Accounts payable	(240)	(221)
Due to affiliates	(113)	—
Accrued taxes other than income taxes	(878)	(870)

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

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At September 30, 2025 and December 31, 2024, the carrying value of our investment in AllDale III was $21.3 million and $22.5 million, respectively.

NGP ET IV

On June 2, 2022, we committed to purchase $25.0 million of limited partner interests in NGP ET IV, a private equity fund sponsored by NGP and focused on investments that are part of the global transition toward a lower carbon economy. This commitment represents a 3.6% interest in NGP ET IV. As of September 30, 2025, we have funded $11.2 million of this commitment.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At September 30, 2025 and December 31, 2024, the carrying value of our investment in NGP ET IV was $10.7 million and $8.8 million, respectively.

Gavin Generation

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation, which is sponsored by a private equity firm. Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third party that indirectly owns and operates a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). As of September 30, 2025, we have funded $22.1 million of this commitment. Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners. At September 30, 2025, the carrying value of our investment in Gavin Generation was $22.6 million.

We have concluded that Gavin Generation is a VIE that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation's economic performance.

4.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
September 30, 2025
Recorded on a recurring basis:
Digital assets	$64,809	$64,809	$—	$—
Contingent consideration	$13,592	$—	$—	$13,592
Debt securities	$13,193	$—	$—	$13,193
Additional disclosures:
Long-term debt	$470,289	$—	$506,676	$—

December 31, 2024
Recorded on a recurring basis:
Digital assets	$45,037	$45,037	$—	$—
Contingent consideration	$13,100	$—	$—	$13,100
Additional disclosures:
Long-term debt	$490,387	$—	$523,461	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price.  See Note 6 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $15.5 million under this contingent consideration agreement and $0.5 million under the overriding royalty agreement as of September 30, 2025.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

September 30, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	6.51% - 8.56%
		Coal price volatility	6.2%
		Market price of risk adjustment (annual)	6.2%
December 31, 2024

Contingent Consideration	Option approach methodology simulation	Cost of Debt	6.51% - 8.56%
		Coal price volatility	6.2%
		Market price of risk adjustment (annual)	6.2%
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$10,677	$6,089	$13,100	$9,900
Noncash changes in fair value (1)	4,359	—	6,364	—
Payments	(1,444)	(1,637)	(5,872)	(5,448)
Ending balance	$13,592	$4,452	$13,592	$4,452
(1)	Noncash changes in the fair value of our continent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

September 30, 2025

Debt securities	Option-pricing approach methodology	Industry volatility	38.1% – 64.8% (48.0%)
		Estimated time to exit	1.75 - 3.75 (2.75) years
	Income approach methodology	Forecasted future cash flow	$906.6 - $1,285.9 ($1,096.3) million
		Cost of capital	14.67% - 19.51% (16.58%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our debt securities:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025

	(in thousands)
Beginning balance	$13,046	$—
Noncash changes in fair value (1)	(685)	10,234
Payments	832	2,959
Ending balance	$13,193	$13,193
(1)	Noncash changes in the fair value of our debt securities are included in the Change in unrealized gains (losses) on debt securities line item within our condensed consolidated statements of comprehensive income.

5.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Coal	$48,208	$37,290
Finished goods (net of reserve for obsolescence of $1,180 and $2,481, respectively)	13,095	14,197
Work in process	1,074	1,560
Raw materials	6,634	7,192
	69,011	60,239
Supplies (net of reserve for obsolescence of $7,311 and $6,409, respectively)	61,625	60,422
Total inventories, net	$130,636	$120,661

The above balances reflect lower of cost or net realizable value adjustments to our coal inventories of $3.4 million and $24.6 million as of September 30, 2025 and December 31, 2024, respectively. The adjustment as of September 30, 2025 is primarily a result of higher cost per ton at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complex due to lower production and challenging geological conditions in the longwall panel that reduced coal recovery. The adjustment as of December 31, 2024 is the result of lower coal sale prices and higher cost per ton primarily due to a longwall move at the Hamilton mining complex, lower production at Mettiki and MC Mining, LLC (“MC Mining”) mining complexes, and ongoing development activities at the Henderson County mine at our River View Coal, LLC (“River View”) mining complex.

6.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	567.90	$27,537	$64,809	481.89	$18,748	$45,037
Total		$27,537	$64,809		$18,748	$45,037

7.           INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$29,628	$45,088	$35,532	$46,503
Contributions	22,874	108	24,265	1,398
Net income (loss) on equity method investments	4,487	(2,327)	945	(3,032)
Distributions received	(2,407)	(849)	(6,160)	(2,849)
Change in our share of net assets	—	(5,118)	—	(5,118)
Ending balance	$54,582	$36,902	$54,582	$36,902

Net income (loss) on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

During 2022, we purchased shares of Series D Preferred Stock (“Series D Preferred Stock”) in Infinitum for $42.0 million. Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators.  On September 8, 2023, we purchased shares of Series E Preferred Stock (“Series E Preferred Stock” and, together with the “Series D Preferred Stock,” the “Infinitum Preferred Stock”) in Infinitum for $24.6 million.  The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors. Each share of Infinitum Preferred Stock is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our ownership interest in Infinitum as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests.  Therefore, we use a measurement alternative other than fair value to account for our investment.

As a development-stage company, Infinitum periodically may initiate new funding rounds to raise capital. Should Infinitum initiate a new round of funding at a valuation less than the carrying amount of our Infinitum Preferred Stock, an impairment in our investment could be necessary in future periods.

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

We elected to participate in the recapitalization of Ascend with a $3.0 million commitment to purchase convertible debt. We have funded $2.9 million of this commitment as of September 30, 2025. The convertible notes provide for a redemption in two years for an amount equal to the greater of (a) a multiple of each stockholder’s investment in the convertible notes as determined by the level of participation or (b) the principal amount of each stockholder’s investment in the convertible notes plus an annual interest rate of 15%. Based on our level of participation, our convertible notes provide for a multiple of 12 times our funded commitment at redemption. We concluded that these convertible notes represent available-for-sale debt securities. We do not intend to sell our debt securities (which are subject to certain transfer restrictions) and believe it is likely that we will not be required to sell them before redemption. As a result of our participation in the recapitalization, our shares of Ascend Series D Preferred Stock converted into common stock on a 1:1 basis.

The following table reflects our debt securities holdings:

	September 30, 2025
	Cost Basis	Unrealized Gains (1)	Fair Value

	(in thousands)
Debt Securities	$2,959	$10,234	$13,193
(1)	Unrealized gains in our debt securities are included in the Change in unrealized gains (losses) on debt securities line item within our condensed consolidated statements of comprehensive income.

As discussed in Note 4 – Fair Value Measurements, we determined the fair value of the debt securities was $13.2 million as of September 30, 2025.

During the second quarter of 2025, we determined that the common stock we hold in Ascend as a result of the conversion had no value using the same models used to determine the fair value of our debt securities. This resulted in an impairment charge of $25.0 million included in our condensed consolidated statements of income. The $25.0 million impairment charge is a Level 3 fair value measurement and is included within our Other, Corporate and Elimination category.

The following table presents quantitative information about certain significant unobservable inputs used in this fair value measurement:

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

Common Stock	Option-pricing approach methodology	Industry volatility	29.10% - 70.86% (49.98%)
		Estimated time to exit	2.0 - 4.0 (3.0) years
	Income approach methodology	Forecasted future cash flow	$906.6 - $1,285.9 ($1,096.3) million
		Cost of capital	11.25% - 16.58% (13.92%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

8.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024

	(in thousands)
Revolving credit facility	$—	$—	$(5,563)	$(7,231)
Term loan	35,156	45,703	(982)	(1,276)
8.625% Senior notes due 2029	400,000	400,000	(7,266)	(8,720)
Securitization facility	—	—	—	—
February 2024 equipment financing	35,133	44,684	—	—
	470,289	490,387	(13,811)	(17,227)
Less current maturities	(27,755)	(26,669)	4,394	4,394
Total long-term debt	$442,534	$463,718	$(9,417)	$(12,833)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 7.92% as of September 30, 2025.  At September 30, 2025, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.15 to 1.0, 0.97 to 1.0 and 36.97 to 1.0, respectively, for the trailing twelve months ended September 30, 2025. We were in compliance with the covenants of the Credit Agreement as of September 30, 2025 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”) which matures in January 2026. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On September 30, 2025, we had $11.7 million of letters of credit outstanding with $63.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings.

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

9.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$49,234	$47,194	$47,870	$47,975
Changes in accruals	3,418	3,658	10,213	10,148
Payments	(3,608)	(3,784)	(10,672)	(11,278)
Interest accretion	569	509	1,706	1,527
Valuation loss (gain) (1)	—	—	496	(795)
Ending balance	$49,613	$47,577	$49,613	$47,577
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation loss in 2025 is due to a decrease in the discount rate from 5.17% on December 31, 2024 to 4.92% on June 30, 2025. The valuation gain in 2024 is due to an increase in the discount rate from 4.66% on December 31, 2023 to 5.18% on June 30, 2024.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year.  Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2025 are $3.7 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Service cost	$864	$864	$2,612	$2,583
Interest cost (1)	1,677	1,558	5,029	4,674
Net amortization (1)	232	839	696	2,517
Net periodic benefit cost	$2,773	$3,261	$8,337	$9,774
(1)	Interest cost and net amortization are included in the Other income (expense) line item within our condensed consolidated statements of income.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Interest cost	$1,311	$1,289	$3,931	$3,817
Expected return on plan assets	(1,713)	(1,752)	(5,131)	(5,278)
Amortization of prior service cost	2	47	7	140
Amortization of net loss	—	136	—	245
Net periodic benefit credit (1)	$(400)	$(280)	$(1,193)	$(1,076)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2025.

11.CONTINGENCIES

Certain of our subsidiaries are party to litigation in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. The plaintiffs in these cases sought class and collective action certification, which we opposed. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle such litigation for $15.3 million. Following preliminary approval of the settlement on July 10, 2025, we paid $15.3 million into an escrow account. On October 23, 2025,  a hearing was held, at which the court considered final approval of the settlement. On November 3, 2025, the court entered an order approving the parties’ settlement, subject to plaintiff’s counsel submitting an updated motion for costs and the settlement administrator’s proper and timely administration of the settlement funds. We believe our ultimate exposure, if any should litigation resume, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims is not upheld and if litigation were to resume, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

12.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2024 and 2025 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2024	$0.70	$91,246
May 15, 2024	0.70	90,736
August 14, 2024	0.70	90,725
November 14, 2024	0.70	90,723
Total	$2.80	$363,430

February 14, 2025	$0.70	$90,891
May 15, 2025	0.70	90,739
August 14, 2025	0.60	77,776
November 14, 2025 (1)	0.60
Total	$2.60	$259,406

(1)	On October 27, 2025, we declared this quarterly distribution payable on November 14, 2025 to all unitholders of record as of November 7, 2025.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the nine months ended September 30, 2025 and 2024:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	1,845,824	(34,833)	20,469	1,831,460
Comprehensive income:
Net income	—	59,410	—	1,615	61,025
Other comprehensive income	—	—	11,194	—	11,194
Total comprehensive income					72,219
Common unit-based compensation	—	2,281	—	—	2,281
Distributions on deferred common unit-based compensation	—	(841)	—	—	(841)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,731)	(2,731)
Distributions to Partners	—	(89,898)	—	—	(89,898)
Balance at June 30, 2025	128,428,024	$1,816,776	$(23,639)	$19,353	$1,812,490
Comprehensive income:
Net income	—	95,104	—	1,714	96,818
Other comprehensive income	—	—	(400)	—	(400)
Total comprehensive income					96,418
Common unit-based compensation	—	2,297	—	—	2,297
Distributions on deferred common unit-based compensation	—	(718)	—	—	(718)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,372)	(2,372)
Distributions to Partners	—	(77,058)	—	—	(77,058)
Balance at September 30, 2025	128,428,024	$1,836,401	$(24,039)	$18,695	$1,831,057

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2024	127,125,437	$1,896,027	$(61,525)	$24,095	$1,858,597
Cumulative-effect adjustment	—	6,232	—	—	6,232
Comprehensive income:
Net income	—	158,057	—	1,510	159,567
Actuarially determined long-term liability adjustments	—	—	923	—	923
Total comprehensive income					160,490
Settlement of deferred compensation plans	936,544	(13,292)	—	—	(13,292)
Common unit-based compensation	—	2,604	—	—	2,604
Distributions on deferred common unit-based compensation	—	(2,261)	—	—	(2,261)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,981)	(1,981)
Distributions to Partners	—	(88,985)	—	—	(88,985)
Balance at March 31, 2024	128,061,981	1,958,382	(60,602)	23,624	1,921,404
Comprehensive income:
Net income	—	100,187	—	1,322	101,509
Actuarially determined long-term liability adjustments	—	—	957	—	957
Total comprehensive income					102,466
Common unit-based compensation	—	2,926	—	—	2,926
Distributions on deferred common unit-based compensation	—	(1,091)	—	—	(1,091)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,942)	(1,942)
Distributions to Partners	—	(89,645)	—	—	(89,645)
Balance at June 30, 2024	128,061,981	$1,970,759	$(59,645)	$23,004	$1,934,118
Comprehensive income:
Net income	—	86,281	—	635	86,916
Actuarially determined long-term liability adjustments	—	—	1,022	—	1,022
Total comprehensive income					87,938
Settlement of deferred compensation plans		(2,252)	—	—	(2,252)
Common unit-based compensation	—	3,032	—	—	3,032
Distributions on deferred common unit-based compensation	—	(1,082)	—	—	(1,082)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,883)	(1,883)
Distributions to Partners	—	(89,643)	—	—	(89,643)
Other	—	(5,118)	—	—	(5,118)
Balance at September 30, 2024	128,061,981	$1,961,977	$(58,623)	$21,756	$1,925,110

13.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2025	1,458,564	$17.60	$38,346
Granted (1)	376,853	26.92
Vested (2)	(625,649)	13.62
Forfeited	(17,525)	21.39
Non-vested grants at September 30, 2025	1,192,243	22.58	30,140
(1)	The restricted units granted during 2025 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the nine months ended September 30, 2025, we issued 366,043 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $2.3 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $6.5 million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. The total obligation associated with LTIP grants of restricted units as of September 30, 2025 was $14.9 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of September 30, 2025, there was $12.1 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.2 years.

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 17 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2025

Coal sales	$337,377	$174,216	$—	$—	$—	$511,593
Oil & gas royalties	—	—	32,055	—	—	32,055
Coal royalties	—	—	—	24,662	(24,662)	—
Transportation revenues	4,725	2,976	—	—	—	7,701
Other revenues	1,790	675	703	—	16,850	20,018
Total revenues	$343,892	$177,867	$32,758	$24,662	$(7,812)	$571,367

Three Months Ended September 30, 2024

Coal sales	$337,816	$194,831	$—	$—	$—	$532,647
Oil & gas royalties	—	—	34,448	—	—	34,448
Coal royalties	—	—	—	16,647	(16,647)	—
Transportation revenues	16,764	7,853	—	—	—	24,617
Other revenues	2,331	479	240	—	18,807	21,857
Total revenues	$356,911	$203,163	$34,688	$16,647	$2,160	$613,569

Nine Months Ended September 30, 2025

Coal sales	$1,014,452	$451,121	$—	$—	$—	$1,465,573
Oil & gas royalties	—	—	103,612	—	—	103,612
Coal royalties	—	—	—	58,069	(58,069)	—
Transportation revenues	16,417	10,042	—	—	—	26,459
Other revenues	6,265	2,183	1,560	—	53,646	63,654
Total revenues	$1,037,134	$463,346	$105,172	$58,069	$(4,423)	$1,659,298

Nine Months Ended September 30, 2024

Coal sales	$1,040,419	$566,766	$—	$—	$—	$1,607,185
Oil & gas royalties	—	—	107,907	—	—	107,907
Coal royalties	—	—	—	51,933	(51,933)	—
Transportation revenues	61,810	20,261	—	—	—	82,071
Other revenues	7,284	2,362	563	9	51,235	61,453
Total revenues	$1,109,513	$589,389	$108,470	$51,942	$(698)	$1,858,616

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$177,659	$226,436	$166,829	$282,622
Ending balance	$169,883	$198,647	$169,883	$198,647

The following table illustrates the amount of our transaction price for all current coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025 and disaggregated by segment and contract duration.

				2028 and
	2025	2026	2027	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$311,678	$1,105,073	$698,421	$733,861	$2,849,033
Appalachia Coal Operations coal revenues	261,344	301,991	241,705	218,920	1,023,960
Total coal revenues	$573,022	$1,407,064	$940,126	$952,781	$3,872,993

15.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Current:
Federal	$4,005	$4,567	$13,068	$13,791
State	90	320	695	975
	4,095	4,887	13,763	14,766
Deferred:
Federal	1,391	(712)	1,207	(1,678)
State	400	(52)	446	(156)
	1,791	(764)	1,653	(1,834)
Income tax expense	$5,886	$4,123	$15,416	$12,932

The effective income tax rates for our income tax expense for the three and nine months ended September 30, 2025 and 2024 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per unit data)
Net income attributable to ARLP	$95,104	$86,281	$228,497	$344,525

Less:
Distributions to participating securities	(715)	(1,616)	(2,260)	(4,984)
Undistributed earnings attributable to participating securities	(160)	—	—	(1,378)

Net income attributable to ARLP available to limited partners	$94,229	$84,665	$226,237	$338,163

Weighted-average limited partner units outstanding – basic and diluted	128,428	128,062	128,374	127,932

Earnings per limited partner unit - basic and diluted (1)	$0.73	$0.66	$1.76	$2.64
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three and nine months ended September 30, 2025, participating securities of 665 and 703, respectively, were considered anti-dilutive under the treasury stock method. For the three and nine months ended September 30, 2024, participating securities of 1,863 and 1,915, respectively, were considered anti-dilutive under the treasury stock method.

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

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in the Illinois Basin and Appalachia Basin or (b) located near our operations and external mining operations.

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

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended September 30, 2025

Revenues - Outside	$343,892	$177,867	$32,758	$—	$554,517
Revenues - Intercompany	—	—	—	24,662	24,662
Total revenues (1)	343,892	177,867	32,758	24,662	579,179
Less:
Segment Adjusted EBITDA Expense (2)	233,806	120,802	4,052	7,572	366,232
Transportation expenses	4,725	2,976	—	—	7,701
Other segment items (3)	—	—	986	—	986
Segment Adjusted EBITDA (4)	105,361	54,089	27,720	17,090	204,260

Capital expenditures (6)	50,167	13,631	—	165	63,963

Three Months Ended September 30, 2024

Revenues - Outside	$356,911	$203,163	$34,688	$—	$594,762
Revenues - Intercompany	—	—	—	16,647	16,647
Total revenues (1)	356,911	203,163	34,688	16,647	611,409
Less:
Segment Adjusted EBITDA Expense (2)	225,498	157,792	5,844	5,589	394,723
Transportation expenses	16,764	7,853	—	—	24,617
Other segment items (3)	—	—	138	—	138
Segment Adjusted EBITDA (4)	114,649	37,518	28,706	11,058	191,931

Capital expenditures (6)	68,512	32,471	—	—	100,983

Nine Months Ended September 30, 2025

Revenues - Outside	$1,037,134	$463,346	$105,172	$—	$1,605,652
Revenues - Intercompany	—	—	—	58,069	58,069
Total revenues (1)	1,037,134	463,346	105,172	58,069	1,663,721
Less:
Segment Adjusted EBITDA Expense (2)	674,954	354,199	14,331	19,767	1,063,251
Transportation expenses	16,417	10,042	—	—	26,459
Other segment items (3)	—	—	3,354	—	3,354
Segment Adjusted EBITDA (4)	345,763	99,105	87,487	38,302	570,657

Total assets (5)	1,046,853	477,756	861,938	303,521	2,690,068
Capital expenditures (6)	152,824	59,685	—	312	212,821

Nine Months Ended September 30, 2024

Revenues - Outside	$1,109,513	$589,389	$108,470	$9	$1,807,381
Revenues - Intercompany	—	—	—	51,933	51,933
Total revenues (1)	1,109,513	589,389	108,470	51,942	1,859,314
Less:
Segment Adjusted EBITDA Expense (2)	674,753	412,056	15,419	18,485	1,120,713
Transportation expenses	61,810	20,261	—	—	82,071
Other segment items (3)	—	—	1,685	—	1,685
Segment Adjusted EBITDA (4)	372,950	157,072	91,366	33,457	654,845

Total assets (5)	1,029,389	534,449	806,332	313,044	2,683,214
Capital expenditures (6)	230,618	91,715	—	—	322,333

(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Total segment revenues	$579,179	$611,409	$1,663,721	$1,859,314
Other, Corporate and Elimination revenues - Outside	16,850	18,807	53,646	51,235
Other, Corporate and Elimination revenues - Intercompany	(24,662)	(16,647)	(58,069)	(51,933)
Total consolidated revenues	$571,367	$613,569	$1,659,298	$1,858,616

Revenues included in Other, Corporate and Elimination are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA Expense is used as a financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

(3)	Other segment items include:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Segment Adjusted EBITDA – total segments	$204,260	$191,931	$570,657	$654,845
Other, Corporate and Elimination profit (loss)	2,926	342	(652)	(14)
General and administrative	(21,373)	(21,878)	(62,333)	(64,569)
Depreciation, depletion and amortization	(78,211)	(72,971)	(223,180)	(204,974)
Interest expense, net	(10,351)	(7,352)	(26,600)	(21,018)
Change in fair value of digital assets	3,739	332	11,021	8,437
Impairment loss on investments	—	—	(25,000)	—
Litigation expense accrual	—	—	—	(15,250)
Noncontrolling interest	1,714	635	4,906	3,467
Income before income taxes	$102,704	$91,039	$248,819	$360,924

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	September 30,
	2025	2024

	(in thousands)
Total segment assets	$2,690,068	$2,683,214
Other, Corporate and Elimination total assets	218,273	348,959
Total consolidated assets	$2,908,341	$3,032,173

(6)	Capital expenditures excludes $0.8 million and $3.5 million paid towards oil & gas reserve acquisitions for the three and nine months ended September 30, 2025, respectively and $10.5 million and $15.2 million paid towards oil & gas reserve acquisitions for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Total segment capital expenditures	$63,963	$100,983	$212,821	$322,333
Other, Corporate and Elimination capital expenditures	765	9,315	5,700	13,253
Total consolidated capital expenditures	$64,728	$110,298	$218,521	$335,586

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

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”), which is sponsored by a private equity firm. This commitment represents an interest of approximately 5.0% in Gavin Generation (based on total commitments). As of September 30, 2025, we have funded $22.1 million of our $25.0 million capital commitment. For more information about the Gavin Generation investment, please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC (“Gibson”) mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes our Mt. Vernon coal-loading terminal in Indiana which operates on the Ohio River, Mid-America Carbonates, LLC and other support services, and certain of our idled or closed mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC (“MC Mining”) mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale Minerals III, LP (“AllDale III”). Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in the Illinois Basin and Appalachia Basin or (b) located near our operations and external mining operations.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC, Bitiki KY, LLC, which holds our crypto-mining activities, our non oil & gas equity and debt investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities, Note 7 – Investments, and Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our investments in Infinitum, Ascend, and NGP ET IV as well as AROP Funding and Alliance Finance.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consolidated Information

	Three Months Ended
	September 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	8,703	8,379	324	3.9%
Tons produced	8,416	7,754	662	8.5%
Volume - BOE (1)	899	864	35	4.1%
Coal sales	$511,593	$532,647	$(21,054)	(4.0)%
Oil & gas royalties	$32,055	$34,448	$(2,393)	(6.9)%
Total revenues	$571,367	$613,569	$(42,202)	(6.9)%
Segment Adjusted EBITDA Expense (2)	$359,253	$393,717	$(34,464)	(8.8)%
Net income of ARLP	$95,104	$86,281	$8,823	10.2%
Segment Adjusted EBITDA (2)	$207,186	$192,273	$14,913	7.8%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended September 30, 2025 (“2025 Quarter”) decreased 6.9% to $571.4 million compared to $613.6 million for the three months ended September 30, 2024 (“2024 Quarter”) primarily due to lower coal sales price per ton and reduced transportation revenues, partially offset by increased coal sales volumes.

●	Coal sales decreased to $511.6 million for the 2025 Quarter compared to $532.6 million for the 2024 Quarter. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $41.6 million, partially offset by higher tons sold, which increased coal sales by $20.6 million. Coal sales prices decreased by 7.5% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Higher coal sales volumes was primarily driven by increased tons sold from our Hamilton and River View mines, partially offset by reduced coal sales volumes at Tunnel Ridge due to timing of shipments.

●	Transportation revenues and expenses were $7.7 million and $24.6 million for 2025 and 2024 Quarters, respectively. The decrease of $16.9 million was primarily attributable to lower third-party transportation rates in the 2025 Quarter and decreased coal shipments for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 8.8% to $359.3 million primarily related to our coal operations which decreased 7.7% to $356.7 million, as a result of lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 11.1% to $40.99 per ton sold in the 2025 Quarter compared to $46.11 per ton in the 2024 Quarter, primarily due to increased production and recoveries at several mines, including our Tunnel Ridge mine, and reduced longwall move days at our Hamilton operation as well as the following per ton cost decreases:

●	Labor and benefit expenses, excluding workers’ compensation, per ton produced decreased 11.3% to $12.90 per ton in the 2025 Quarter from $14.54 per ton in the 2024 Quarter. The decrease of $1.64 per ton was primarily due to lower direct labor costs at several mines.

●	Material and supplies expenses per ton produced decreased 12.1% to $14.01 per ton in the 2025 Quarter from $15.94 per ton in the 2024 Quarter. The decrease of $1.93 per ton produced primarily reflects decreases of $0.82 per ton for roof support, $0.36 per ton in longwall subsidence expense, $0.24 per ton for various preparation plant expenses, and $0.22 per ton for safety related materials and supplies.

●	Maintenance expenses per ton produced decreased 16.3% to $4.73 per ton in the 2025 Quarter from $5.65 per ton in the 2024 Quarter. The decrease of $0.92 per ton produced was primarily a result of lower maintenance costs at several mines.

Segment Adjusted EBITDA Expense per ton decreases were partially offset by the following increase:

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes increased $0.48 per produced ton sold in the 2025 Quarter compared to 2024 Quarter primarily as a result of an unfavorable mix of tons sold that were mined in states with severance taxes.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $78.2 million for the 2025 Quarter compared to $73.0 million for the 2024 Quarter primarily as a result of new mine infrastructure and longwall equipment placed in service during the 2025 Quarter at our Hamilton and Tunnel Ridge operations.

Equity method investment income (loss)

Equity method investment income was $4.5 million in the 2025 Quarter compared to a loss of $2.3 million in the 2024 Quarter. The increase was primarily due to an increase in the value of our share of the net assets of the companies in which we hold interests.

Net income attributable to ARLP

Net income attributable to ARLP for the 2025 Quarter increased 10.2% to $95.1 million, or $0.73 per basic and diluted limited partner unit, compared to $86.3 million, or $0.66 per basic and diluted limited partner unit for the 2024 Quarter as a result of reduced operating expenses and higher investment income, partially offset by lower coal sales.

Segment Adjusted EBITDA

Our 2025 Quarter Segment Adjusted EBITDA increased 7.8% to $207.2 million from the 2024 Quarter Segment Adjusted EBITDA of $192.3 million.

Segment Information

	Three Months Ended
	September 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	6,611	5,967	644	10.8%
Coal sales	$337,377	$337,816	$(439)	(0.1)%
Other revenues	$1,790	$2,331	$(541)	(23.2)%
Segment Adjusted EBITDA Expense	$233,806	$225,498	$8,308	3.7%
Segment Adjusted EBITDA	$105,361	$114,649	$(9,288)	(8.1)%

Appalachia Coal Operations
Tons sold	2,092	2,412	(320)	(13.3)%
Coal sales	$174,216	$194,831	$(20,615)	(10.6)%
Other revenues	$675	$479	$196	40.9%
Segment Adjusted EBITDA Expense	$120,802	$157,792	$(36,990)	(23.4)%
Segment Adjusted EBITDA	$54,089	$37,518	$16,571	44.2%

Oil & Gas Royalties
Volume - BOE (1)	899	864	35	4.1%
Oil & gas royalties	$32,055	$34,448	$(2,393)	(6.9)%
Other revenues	$703	$240	$463	192.9%
Segment Adjusted EBITDA Expense	$4,052	$5,844	$(1,792)	(30.7)%
Segment Adjusted EBITDA	$27,720	$28,706	$(986)	(3.4)%

Coal Royalties
Volume - Tons sold (2)	7,055	5,109	1,946	38.1%
Intercompany coal royalties	$24,662	$16,647	$8,015	48.1%
Segment Adjusted EBITDA Expense	$7,572	$5,589	$1,983	35.5%
Segment Adjusted EBITDA	$17,090	$11,058	$6,032	54.5%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 8.1% to $105.4 million in the 2025 Quarter from $114.6 million in the 2024 Quarter. The decrease of $9.2 million was primarily attributable to lower average coal sales prices and higher operating expenses, partially offset by increased sales volumes. Coal sales price per ton decreased by 9.9% compared to the 2024 Quarter as a result of lower domestic price realizations across the region. Tons sold increased by 10.8% compared to the 2024 Quarter due primarily to increased volumes from our Hamilton and River View mines. Segment Adjusted EBITDA Expense increased 3.7% to $233.8 million in the 2025 Quarter from $225.5 million in the 2024 Quarter, primarily as a result of increased sales volumes, partially offset by lower operating expenses per ton.  Segment Adjusted EBITDA Expense per ton decreased by 6.4% compared to the 2024 Quarter due primarily to increased production in the region, improved recoveries at our River View and Hamilton mines and reduced longwall move days at Hamilton.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 44.2% to $54.1 million for the 2025 Quarter from $37.5 million in the 2024 Quarter. The increase of $16.6 million was primarily attributable to reduced operating expenses, partially offset by lower coal sales. The decrease in coal sales primarily reflects lower coal sales volumes, which decreased by 13.3% in the 2025 Quarter due to the timing of shipments from our Tunnel Ridge operation. Partially offsetting lower coal sales volumes, coal sales price per ton increased by 3.1% compared to the 2024 Quarter primarily due to higher domestic pricing from each operation and an increased sales mix of higher priced tons from our MC Mining and Mettiki operations in the 2025 Quarter. Segment Adjusted EBITDA Expense decreased 23.4% to $120.8 million in the 2025 Quarter from $157.8 million in the 2024 Quarter due primarily to reduced sales volumes and per ton expenses. Segment Adjusted EBITDA Expense per ton for the 2025 Quarter decreased by 11.7% compared to the 2024 Quarter due to lower labor costs, higher recoveries and improved mining conditions across the region and increased productivity at Tunnel Ridge.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $27.7 million in the 2025 Quarter compared to $28.7 million in the 2024 Quarter due to lower average sales price per MBOE, which decreased 10.5%, partially offset by higher volumes. Oil & Gas Royalty volumes increased to 899 MBOE in the 2025 Quarter compared to 864 MBOE in the 2024 Quarter.

Coal Royalties – Segment Adjusted EBITDA increased to $17.1 million in the 2025 Quarter compared to $11.1 million in the 2024 Quarter due to higher royalty tons sold and average royalty rates per ton received from the Partnership's mining subsidiaries.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Consolidated Information

	Nine Months Ended
	September 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	24,856	24,904	(48)	(0.2)%
Tons produced	24,978	25,305	(327)	(1.3)%
Volume - BOE (1)	2,659	2,579	80	3.1%
Coal sales	$1,465,573	$1,607,185	$(141,612)	(8.8)%
Oil & gas royalties	$103,612	$107,907	$(4,295)	(4.0)%
Total revenues	$1,659,298	$1,858,616	$(199,318)	(10.7)%
Segment Adjusted EBITDA Expense (2)	$1,058,873	$1,115,215	$(56,342)	(5.1)%
Net income of ARLP	$228,497	$344,525	$(116,028)	(33.7)%
Segment Adjusted EBITDA (2)	$570,005	$654,831	$(84,826)	(13.0)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the nine months ended September 30, 2025 (“2025 Period”) decreased 10.7% to $1.66 billion compared to $1.86 billion for the nine months ended September 30, 2024 (“2024 Period”) primarily due to lower coal sales and transportation revenues.

●	Coal sales decreased to $1.47 billion for the 2025 Period compared to $1.61 billion for the 2024 Period. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $138.5 million and lower tons sold, which reduced coal sales by $3.1 million. Coal sales prices decreased by 8.6% as a result of lower domestic price realizations at several mines due to the continued roll-off of higher-priced legacy contracts and reduced export price realizations from our MC Mining and Mettiki mines.

●	Transportation revenues and expenses were $26.5 million and $82.1 million for 2025 and 2024 Periods, respectively. The decrease of $55.6 million was primarily attributable to lower third-party transportation rates in the 2025 Period and decreased coal shipments for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 5.1% to $1.06 billion primarily related to our coal operations which decreased 5.6% to $1.03 billion, as a result of lower per ton costs.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 5.5% to $41.63 per ton sold in the 2025 Period compared to $44.04 per ton in the 2024 Period, primarily due to an increased sales mix of tons from lower cost operations, higher recoveries from several mines and fewer longwall move days at our Hamilton operation as well as the following per ton cost decreases:

●	Labor and benefit expenses, excluding workers’ compensation, per ton produced decreased 3.0% to $13.12 per ton in the 2025 Period from $13.52 per ton in the 2024 Period. The decrease of $0.40 per ton was primarily due to lower direct labor costs at several mines.

●	Material and supplies expenses per ton produced decreased 11.5% to $13.80 per ton in the 2025 Period from $15.59 per ton in the 2024 Period. The decrease of $1.79 per ton produced primarily reflects decreases of $0.76 per ton for roof support, $0.36 per ton in longwall subsidence expense, and $0.35 per ton for contract labor used in the mining process.

●	Maintenance expenses per ton produced decreased 11.7% to $4.74 per ton in the 2025 Period from $5.37 per ton in the 2024 Period. The decrease of $0.63 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Outside coal purchases decreased to $19.0 million in the 2025 Period compared to $27.9 million in the 2024 Period. The decrease in outside coal purchases benefited costs per ton in the 2025 Period since the cost of outside coal purchases is generally higher on a per ton basis than our produced coal.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $223.2 million for the 2025 Period compared to $205.0 million for the 2024 Period primarily as a result of increased coal sales volumes at our River View mine and new mine infrastructure and longwall equipment placed in service at our Hamilton and Tunnel Ridge operations during the 2025 Period.

Impairment loss on investments

During the 2025 Period, we recorded a $25.0 million impairment on our equity investment in Ascend as a result of Ascend’s recent recapitalization through a convertible note financing completed during the 2025 Period.  Please read “Item 1. Financial Statements (Unaudited)—Note 7 – Investments” of this Quarterly Report on Form 10-Q for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2025 Period was $228.5 million, or $1.76 per basic and diluted limited partner unit, compared to $344.5 million, or $2.64 per basic and diluted limited partner unit, for the 2024 Period as a result of lower coal sales, higher depreciation, and the impairment loss on investments in the 2025 Period, partially offset by reduced operating expenses and higher investment income.

Segment Adjusted EBITDA

Our 2025 Period Segment Adjusted EBITDA decreased $84.8 million to $570.0 million from the 2024 Period Segment Adjusted EBITDA of $654.8 million.

Segment Information

	Nine Months Ended
	September 30,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	19,318	18,191	1,127	6.2%
Coal sales	$1,014,452	$1,040,419	$(25,967)	(2.5)%
Other revenues	$6,265	$7,284	$(1,019)	(14.0)%
Segment Adjusted EBITDA Expense	$674,954	$674,753	$201	0.0%
Segment Adjusted EBITDA	$345,763	$372,950	$(27,187)	(7.3)%

Appalachia Coal Operations
Tons sold	5,538	6,713	(1,175)	(17.5)%
Coal sales	$451,121	$566,766	$(115,645)	(20.4)%
Other revenues	$2,183	$2,362	$(179)	(7.6)%
Segment Adjusted EBITDA Expense	$354,199	$412,056	$(57,857)	(14.0)%
Segment Adjusted EBITDA	$99,105	$157,072	$(57,967)	(36.9)%

Oil & Gas Royalties
Volume - BOE (1)	2,659	2,579	80	3.1%
Oil & gas royalties	$103,612	$107,907	$(4,295)	(4.0)%
Other revenues	$1,560	$563	$997	177.1%
Segment Adjusted EBITDA Expense	$14,331	$15,419	$(1,088)	(7.1)%
Segment Adjusted EBITDA	$87,487	$91,366	$(3,879)	(4.2)%

Coal Royalties
Volume - Tons sold (2)	17,619	15,594	2,025	13.0%
Intercompany coal royalties	$58,069	$51,933	$6,136	11.8%
Other revenues	$—	$9	$(9)	(100.0)%
Segment Adjusted EBITDA Expense	$19,767	$18,485	$1,282	6.9%
Segment Adjusted EBITDA	$38,302	$33,457	$4,845	14.5%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 7.3% to $345.8 million in the 2025 Period from $373.0 million in the 2024 Period. The decrease of $27.2 million was primarily attributable to lower coal sales prices, partially offset by higher sales volumes. Coal sales price per ton decreased by 8.2% compared to the 2024 Period as a result of lower domestic price realizations at several mines in the region. Sales volumes increased by 6.2% compared to the 2024 Period due primarily to increased tons sold from our Hamilton and River View mines. Segment Adjusted EBITDA Expense remained consistent with the 2024 Period as higher sales volumes were offset by lower operating expenses per ton.  Segment Adjusted EBITDA Expense per ton for the 2025 Period decreased by 5.8% compared to the 2024 Period due primarily to increased production and improved recoveries at our River View and Hamilton mines and reduced longwall move days at Hamilton.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 36.9% to $99.1 million for the 2025 Period from $157.1 million in the 2024 Period. The decrease of $58.0 million was primarily attributable to lower coal sales, which decreased 20.4% to $451.1 million in the 2025 Period from $566.8 million in the 2024 Period, partially offset by lower operating expenses. The decrease in coal sales reflects lower coal sales volumes and price realizations. Tons sold decreased by 17.5% in the 2025 Period compared to the 2024 Period primarily as a result of lower production levels at Tunnel Ridge due to challenging mining conditions experienced prior to the recent transition to a new longwall district. Average coal sales price per ton decreased by 3.5% compared to the 2024 Period primarily due to reduced domestic pricing from our Tunnel Ridge and MC Mining operations and lower export price realizations from MC Mining and Mettiki, partially offset by a greater mix of higher priced sales tons from the MC Mining and Mettiki operations during the 2025 Period. Segment

Adjusted EBITDA Expense decreased 14.0% to $354.2 million in the 2025 Period from $412.1 million in the 2024 Period due to reduced volumes partially offset by increased per ton operating expenses. Segment Adjusted EBITDA Expense per ton for the 2025 Period increased by 4.2% compared to the 2024 Period due to challenging mining conditions at the Tunnel Ridge mine.

Oil & Gas Royalties – Segment Adjusted EBITDA decreased to $87.5 million in the 2025 Period compared to $91.4 million in the 2024 Period due to lower average sales price per BOE, which decreased 6.9%, partially offset by higher volumes, which increased 3.1%.

Coal Royalties – Segment Adjusted EBITDA increased 14.5% to $38.3 million in the 2025 Period compared to $33.5 million in the 2024 Period due to higher royalty tons, which increased 13.0%.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$96,818	$86,916	$233,403	$347,992
Noncontrolling interest	(1,714)	(635)	(4,906)	(3,467)
Net income attributable to ARLP	$95,104	$86,281	$228,497	$344,525
General and administrative	21,373	21,878	62,333	64,569
Depreciation, depletion and amortization	78,211	72,971	223,180	204,974
Interest expense, net	10,351	7,352	26,600	21,018
Change in fair value of digital assets	(3,739)	(332)	(11,021)	(8,437)
Impairment loss on investments	—	—	25,000	—
Litigation expense accrual	—	—	—	15,250
Income tax expense	5,886	4,123	15,416	12,932
Consolidated Segment Adjusted EBITDA	$207,186	$192,273	$570,005	$654,831

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$354,604	$384,844	$1,040,328	$1,100,308
Litigation expense accrual	—	—	—	(15,250)
Outside coal purchases	4,514	8,192	19,038	27,912
Other expense (income)	135	681	(493)	2,245
Consolidated Segment Adjusted EBITDA Expense	$359,253	$393,717	$1,058,873	$1,115,215

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

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of September 30, 2025. No units were repurchased during the nine months ended September 30, 2025. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2025, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2026. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 8 – Long-Term Debt.”

Cash Flows

Cash provided by operating activities was $507.3 million for the 2025 Period compared to $634.7 million for the 2024 Period. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade receivables and other miscellaneous changes. These decreases were partially offset by favorable working capital changes primarily related to inventories and accounts payable compared to the 2024 Period.

Net cash used in investing activities was $251.0 million for the 2025 Period compared to $337.4 million for the 2024 Period. The decrease in cash used in investing activities was primarily due to the decrease in capital expenditures and oil & gas reserves acquisitions in the 2025 Period as compared to the 2024 Period. This decrease was partially offset by increased equity method investments and change in accounts payable and accrued liabilities during the 2025 Period.

Net cash used in financing activities was $298.8 million for the 2025 Period compared to $161.7 million for the 2024 Period. The increase in cash used in financing activities was primarily attributable to proceeds from the issuance of our 2029 Senior Notes and from an equipment financing in the 2024 Period. These increases were partially offset by reduced payments on long-term debt and reduced distributions paid to partners in the 2025 Period and the payment of debt issuance costs in the 2024 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2025 cash requirements, including capital expenditures, acquisitions of oil & gas mineral interests, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our September 30, 2025 cash and cash equivalents of $94.5 million, cash flows from operations, or borrowings under our revolving credit facility and securitization facility, if necessary. We currently project average estimated annual maintenance capital expenditures over the next five years of approximately $7.28 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2025 are estimated in a range of $285.0 million to $320.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited)—Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On September 30, 2025, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) coal mineral leases with The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft and (3) a master supply and services agreement for the purchase and servicing of electronic components and other parts used in mining equipment. We also have related-party transactions with (a) WKY CoalPlay LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information regarding our investments, please read “Item 1. Financial Statements (Unaudited)—Note 7 – Equity Investments” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2024, “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We did not have an outstanding balance under either the Revolving Credit Facility or the Securitization Facility at September 30, 2025.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2025.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2025.

During the quarterly period ended September 30, 2025, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “may,” “outlook,” “plan,” “project,” “potential,” “should,” “will,” “would,” and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the planned retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the effects of a prolonged government shutdown;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East;
●	the severity, magnitude, and duration of any future pandemics and impacts of such pandemics and of businesses’ and governments’ responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices and the direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties, including the timing of such investments coming online;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development plans for Matrix Design, and our investments in emerging and other infrastructure and technology companies;
●	dependence on significant customer contracts, including renewing existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, and the results of central bank policy actions, including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted by the United States and foreign governments, including the imposition of or increase in tariffs on steel and/or other raw materials;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as the Environmental Protection Agency’s emissions regulations for coal-fired power plants, and state legislation seeking to impose liability on a wide range of energy companies under greenhouse gas “superfund” laws, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors’ and other stakeholders’ attention to environmental, social, and governance matters;

●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	uncertainties in the future of the electric vehicle industry and the market for EV charging stations;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC, et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.). Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.). The plaintiffs in these cases sought class and collective action certification, which we opposed. The plaintiffs sought to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle all six cases for $15.3 million. Following preliminary approval of the settlement on July 10, 2025, we paid $15.3 million into an escrow account. On October 23, 2025,  a hearing was held, at which the court considered final approval of the settlement. On November 3, 2025, the court entered an order approving the parties’ settlement, subject to plaintiff’s counsel submitting an updated motion for costs and the settlement administrator’s proper and timely administration of the settlement funds. If the settlement is not approved by the court, we believe our ultimate exposure, if any should litigation resume, will not be material to our results of operations or financial position; however, if our current belief as to the merit of the claims in these lawsuits is not upheld if litigation were to resume, it is reasonably possible that the ultimate resolution of these matters could result in a potential loss that may be material to our results of operations.

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

During the three months ended September 30, 2025, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.5	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.6	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.7	First Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.7	08/07/2024

3.8	Second Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.8	08/07/2024

3.9	Third Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.9	08/07/2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.10	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.12	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.13	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

3.14	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.15	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

4.1	Indenture, dated as of June 12, 2024, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee.	8-K	000-26823 241038800	4.1	06/12/2024

10.1	Master Supply and Services Agreement, dated as of October 10, 2025, by and between Saminco Solutions LLC and CR Services, LLC	8-K	000-26823 251388654	10.1	10/10/2025

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, November 7, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 7, 2025, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2025 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 7, 2025.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer