Form 10-K
period 2025-12-31
ALLIANCE RESOURCE PARTNERS LP
filed 2026-02-26
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate value of the common units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was $2,791,674,155 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common units as reported on The NASDAQ Stock Market LLC on such date.

As of February 26, 2026, 128,658,801 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, some of which are defined by authoritative sources and others reflect those we commonly use in the coal and oil & gas industries:

2029 Senior Notes	An aggregate original principal amount of $400.0 million of senior unsecured notes due 2029 issued on June 12, 2024 by the Intermediate Partnership and Alliance Finance.
89 Energy	89 Energy II Minerals, LLC
A&D	Acquisitions and Divestitures
ACE Rule	The Affordable Clean Energy Rule
AGP	Alliance GP, LLC, the parent company of ARLP’s general partner
AHGP	Alliance Holdings GP, L.P., a wholly owned subsidiary of ARLP
AllDale I	AllDale Minerals, LP, an indirect wholly owned subsidiary of ARLP
AllDale II	AllDale Minerals II, LP, an indirect wholly owned subsidiary of ARLP
AllDale III	AllDale Minerals III, LP
Alliance Coal	Alliance Coal, LLC, an indirect wholly owned subsidiary of ARLP and the holding company for our coal mining operations
Alliance Design	Alliance Design Group, LLC, an indirect wholly owned subsidiary of ARLP
Alliance Finance	Alliance Resource Finance Corporation, an indirect wholly owned subsidiary of ARLP
Alliance Minerals	Alliance Minerals, LLC, an indirect wholly owned subsidiary of ARLP and the holding company for our oil & gas minerals interests
Alliance Properties	Alliance Properties, LLC, an indirect wholly owned subsidiary of ARLP
Alliance Resource Properties	Alliance Resource Properties, LLC, an indirect wholly owned subsidiary of ARLP and the holding company for our coal minerals interests
Alliance WOR Properties	Alliance WOR Properties, LLC, an indirect wholly owned subsidiary of ARLP
Allocation Date	That first day of each month in which we prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on that day.
ARH	Alliance Resource Holdings, Inc., a wholly owned subsidiary of ARLP
ARLP	Alliance Resource Partners, L.P., individually as the parent company, and not on a consolidated basis
ARLP Partnership

The business and operations of Alliance Resource Partners, L.P., the parent company, as well as its consolidated subsidiaries; references to “Partnership”, “we”, “us” or “our” also refer to the ARLP Partnership

AROP II	AROP II, LLC, an indirect wholly owned subsidiary of ARLP and the direct or indirect holding company for our other growth investments

AROP Funding	AROP Funding, LLC, an indirect wholly owned subsidiary of ARLP
ASC	Accounting Standards Codification
Ascend	Ascend Elements, Inc.
ASI	Alliance Service, Inc., an indirect wholly owned subsidiary of ARLP
ASU	Accounting Standards Update
ASU 2023-09	ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
ASU 2024-03	ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
ASU 2025-06	ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
Audit Committee	The audit committee of the Board of Directors
Bankruptcy Code	Title 11 of the United State Code
Basin

A geologic depression where sediments accumulate due to tectonics and subsidence. When rich hydrocarbon source rocks are present and conditions are suitable, a petroleum system may form, supporting oil & gas exploration and production.

Basis differential	The difference between the spot price of a commodity and the sales price at the delivery point where the commodity is sold
Bbl	Stock tank barrel, or 42 United States gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons
Bitiki	Bitiki KY, LLC, an indirect wholly owned subsidiary of ARLP
Bituminous coal	Coal used primarily to generate electricity and to make coke for the steel industry with a heat value ranging between 10,500 and 15,500 Btus per pound.
BLBA	Federal Black Lung Benefits Act
Bluegrass Minerals	Bluegrass Minerals Management, LLC
Board of Directors	The board of directors of our general partner
BOE	Barrels of oil equivalent, with six Mcf of natural gas being equivalent to one Bbl of crude oil, condensate, or natural gas liquids
BSER	Best System of Emission Reduction
Btu	British thermal unit
CAA	Federal Clean Air Act
Cavalier Minerals	Cavalier Minerals JV, LLC, an indirect subsidiary of ARLP in which we hold the managing member interest and a 96% non-managing interest.
CCR	Coal combustion residuals

CEO	Chief Executive Officer
CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act
CFO	Chief Financial Officer
CGA	Cawley, Gillespie & Associates, Inc.
CODM	Chief operating decision maker
Compensation Committee	The compensation committee of the Board of Directors
Conflicts Committee	The conflicts committee of the Board of Directors
Continuous Miner	An underground mining machine that cuts coal and loads it onto conveyors or into shuttle cars in a continuous operation.
Corps of Engineers	United States Army Corps of Engineers
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPP	Clean Power Plan
Craft Foundations	Collectively, The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation
Credit Agreement	The credit agreement entered into by Alliance Coal, as borrower, on January 13, 2023.
CSX	CSX Transportation, Inc.
CTO	Chief Technology Officer
CWA	Federal Clean Water Act
D.C. Circuit Court	United States Court of Appeals for the District of Columbia
DERs	Distribution equivalent rights
Developed acreage	Acreage allocated or assignable to productive wells.
Directors’ Deferred Compensation Plan	Alliance Resource Management GP, L.P. Amended & Restated Deferred Compensation Plan for Directors
DMP	Division of Mine Permits
DOL	U.S. Department of Labor
EGUs	Electric generating units
ELG	Effluent Limitations Guidelines and Standards
Elk Range Acquisition	On October 31, 2025, we acquired approximately 190 oil & gas net royalty acres in the Midland and Delaware Basins from 89 Energy.
Elk Range Acquisition Date	October 31, 2025
EPA	United States Environmental Protection Agency

v

EPU	Earnings per limited partner unit
ESA	Endangered Species Act
EV	Electric vehicle
Excel	Excel Mining, LLC, an indirect wholly owned subsidiary of ARLP
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FIPs	Federal Implementation Plans
FMSHA	Federal Mine Health and Safety Act of 1977, as amended by the Federal Mine Improvement and New Emergency Response Act of 2006
Francis	Francis Renewable Energy, LLC
GAAP	Generally Accepted Accounting Principles
Gavin Generation	Gavin Generation Holdings A, LP
GHG	Greenhouse gas
Gibson	Gibson County Coal, LLC, an indirect wholly owned subsidiary of ARLP
Gibson South	Gibson County Coal (South), LLC, an indirect wholly owned subsidiary of ARLP
Grant Thornton	Grant Thornton LLP
Gross acres	The total acres in a specified tract in which an owner has a real property interest. For example, an owner who has a 25 percent interest in 100 acres has an ownership interest in 100 gross acres.
Hamilton	Hamilton County Coal, LLC, an indirect wholly owned subsidiary of ARLP
Haymaker	Haymaker Minerals & Royalties II, LLC
High-sulfur coal	Based on market expectations, our classification of coal with a sulfur content of greater than 3%
HLBV	Hypothetical liquidation at book value
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

Infinitum	Infinitum Electric, Inc.
Intermediate Partnership	Alliance Resource Operating Partners, L.P., the indirect wholly owned intermediate partnership of Alliance Resource Partners, L.P.
IRAs	Individual retirement accounts
IRS	Internal Revenue Service
Island Creek	Island Creek Coal Company
JC Land	JC Land LLC
JC Resources	JC Resources LP
JC Resources Acquisition	On February 22, 2023, we acquired 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP.
KYDNR	Kentucky Department of Natural Resources
Long-term contracts	Contracts having a term of one year or greater
Longwall mining	An underground coal mining method that removes nearly all of a coal seam over a very large area using specialized equipment.
Low-sulfur coal	Based on market expectations, we classify coal with a sulfur content of less than 1.5%
LTIP	Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan
Matrix Design	Matrix Design Group, LLC, an indirect wholly owned subsidiary of ARLP
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
Named Executive Officers

Our Chairman, President and CEO (our principal executive officer), the Senior Vice President and Chief Financial Officer (our principal financial officer) and the three most highly compensated executive officers.

NEPA	National Environmental Policy Act

Net mineral acres	The actual ownership interest within a specified tract expressed in acres. For example, an owner who has a 50 percent interest in 100 acres owns 50 net mineral acres.
Net royalty acres	Mineral ownership standardized to a 12.5%, or 1/8th, royalty interest. For example, 200 net royalty interest would be the equivalent of 100 net mineral acres. (100 x 0.25/0.125 = 200)
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

RGGI	Regional Greenhouse Gas Initiative agreement
River View	River View Coal, LLC, an indirect wholly owned subsidiary of ARLP
Room-and-pillar mining	An underground coal mining method that creates a network of “rooms” in a coal seam while leaving behind “pillars” of coal to support the roof of a mine.
Royalty interest	An interest that gives the owner the right to receive a portion of the resources or revenues without having to carry any costs of development or operations.

x

Schnitzer Employment Letter	An employment letter we provided to our Senior Vice President, General Counsel and Secretary, Mr. Schnitzer, in connection with his hiring in March 2024 setting forth the terms of his employment.
SDWA	Federal Safe Drinking Water Act
Sebree	Sebree Mining, LLC, an indirect wholly owned subsidiary of ARLP
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933
Securitization Facility	Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to an accounts receivable securitization facility
SERP	Alliance Coal, LLC Supplemental Executive Retirement Plan
SIPs	State implementation plans
Skyland	Skyland Minerals, L.P.
Skyland Acquisition

On December 7, 2023, we acquired 2,372 oil & gas net royalty acres predominantly in the Anadarko Basin, along with acreage in the Williston and Delaware Basins from Skyland Minerals, L.P. and Haymaker Minerals & Royalties II, LLC.

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
U.S. or United States	The United States of America
USFWS	United States Fish and Wildlife Service
Valley Camp	Valley Camp Coal Company
VIE	Variable interest entity
VOC	Volatile organic compound
Warrior	Warrior Coal, LLC, an indirect wholly owned subsidiary of ARLP
Webster	Webster County Coal, LLC, an indirect wholly owned subsidiary of ARLP
Wildcat Insurance	Wildcat Insurance, LLC, an indirect wholly owned subsidiary of ARLP
WKY CoalPlay	WKY CoalPlay, LLC, an entity owned by the Craft Foundations and two limited liability companies owned by irrevocable trusts established by Mr. Craft and his children
WKY11	West Kentucky No. 11
WKY6	West Kentucky No. 6
WKY7	West Kentucky No. 7
WKY9	West Kentucky No. 9
WOTUS	Waters of the United States
WVDEP	West Virginia Department of Environmental Protection

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K, and certain oral statements made from time to time by our representatives, constitute “forward-looking statements.” These statements are based on our beliefs as well as assumptions made by, and information currently available to, us. When used in this document, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “may,” “outlook,” “plan,” “project,” “potential,” “should,” “will,” “would,” and similar expressions identify forward-looking statements. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements. Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	the effects of a prolonged government shutdown;
●	impacts of geopolitical events, including the conflicts in Ukraine, hostilities in the Middle East and the evolving situation in Venezuela;
●	the severity, magnitude and duration of any future pandemics and impacts of such pandemics and of businesses’ and governments’ responses to such pandemics on our operations and personnel, and on demand for coal, oil, and natural gas, the financial condition of our customers and suppliers and operators, available liquidity and capital sources and broader economic disruptions;
●	actions of the major oil-producing countries with respect to oil production volumes and prices and the direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties, including the timing of such investments coming online;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure transition ventures;
●	the success of our development and growth plans for our subsidiary Matrix Design and our investments in emerging and other infrastructure and technology companies;
●	dependence on significant customer contracts, and failure of customers to renew existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, and the results of central bank policy actions including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted or threatened by the United States and foreign governments, including the imposition of or increase in tariffs on steel and/or other raw materials;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as state legislation seeking to impose liability on a wide range of energy companies under greenhouse gas “superfund” laws, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors’ and other stakeholders’ attention to sustainability matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures or tariffs;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, including increases in the costs of health insurance, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods, or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber- or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

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

PART I

ITEM 1.BUSINESS

Introduction

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers, as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. Our core objective is to maximize the value of our mineral asset base—both through coal production from our mining operations and through the leasing and development of our coal and oil & gas mineral interests. Our strategy is to provide reliable, baseload fuel for electricity generating customers while positioning the Partnership for long-term growth through investments in energy and related infrastructure. Leveraging our relationships with electric utilities, industrial customers, and government partners, we intend to pursue strategic opportunities that complement our operational strengths. We believe our diverse resource portfolio and targeted investments will continue to create long-term value for our unitholders.

We are the second largest coal producer in the eastern United States and as of December 31, 2025, we operated seven underground mining complexes across Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal-loading terminal on the Ohio River in Indiana. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial customers.

We also own mineral and royalty interests in approximately 70,000 net royalty acres, including approximately 4,000 net royalty acres attributable to our equity interest in AllDale III, in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins. While we own both oil & gas mineral and royalty interests, we refer to them collectively as mineral interests throughout our discussions of our business as the majority of our holdings are mineral interests. We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from their development of those mineral interests. We expect reserve additions and the related cash flows to grow through further development of our existing mineral interests as well as acquisitions of additional mineral interests.

We also hold coal mineral reserves and resources in Illinois, Indiana, Kentucky, Pennsylvania and West Virginia. Substantially all of our coal mineral resources and a majority of our coal mineral reserves are owned or leased by Alliance Resource Properties, which are (a) leased or subleased to our mining complexes or (b) near other internal and external coal mining operations but not yet leased. We generate intercompany royalty income through the leasing and development of our coal mineral reserves and resources.

Beyond our core mineral platform, we have invested in growth-oriented businesses and energy-related technologies. Our subsidiary, Matrix Group, develops and markets industrial, mining and technology products and services worldwide and our subsidiary, Bitiki, mines bitcoin. We have also made investments in emerging energy and infrastructure opportunities, including Infinitum, NGP ET IV and Gavin Generation.

ARLP, a Delaware limited partnership, completed its initial public offering on August 19, 1999, and is listed on the NASDAQ Global Select Market under the ticker symbol “ARLP.” We are managed by our sole general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP.

Oil & Gas Acquisitions

Elk Range

On October 31, 2025, we acquired approximately 190 oil & gas net royalty acres in the Midland and Delaware Basins from 89 Energy for a purchase price of $10.0 million. This acquisition enhances our ownership position in the Permian Basin and furthers our business strategy to grow our Oil & Gas Royalties segment. For more information on this acquisition please read “Item 8. Financial Statements and Supplementary Data—Note 4 - Acquisitions” of the Annual Report on Form 10-K.

Other Growth Investments

The following investments in growth-oriented businesses and energy related technologies further our business strategy to develop strategic relationships and invest in strategic opportunities that leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation. For more information on our investments, please read “Item 8. Financial Statements and Supplementary Data—Note 3 – Variable Interest Entities” and “—Note 10 – Investments” of the Annual Report on Form 10-K.

Infinitum

On December 31, 2025, we increased our investment in Infinitum to $82.5 million by purchasing $14.9 million of Series F Preferred Stock. Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators that have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.

Gavin Generation

In February 2025, we committed to invest up to $25 million in limited partner interests in Gavin Generation. As of December 31, 2025, we have funded $17.3 million of this commitment after giving effect to returns on our investment. Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third party that indirectly owns and operates a coal-fired power plant.

Structure

The following diagram depicts our simplified organization and ownership as of December 31, 2025 and does not include each of our subsidiaries. See Exhibit 21.1 to this Annual Report on Form 10-K for a listing of our subsidiaries.

Available Information

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

Coal Mining Operations

Coal remains an essential fuel source for electric power generation and a critical input for steel production, with additional uses in chemical, food, and cement processing. Our operations produce bituminous coal from underground mines, which we sell primarily into the thermal and metallurgical markets. We have established and maintained long-term relationships with customers through consistent delivery performance and reliable contract fulfillment.

At December 31, 2025, our mining operations, which are held by Alliance Coal, had access to approximately 586.3 million tons of coal mineral reserves and 1.07 billion tons of coal mineral resources in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia. Substantially, all of our coal mineral resources and 509.6 million tons of our coal mineral reserves are owned or leased by Alliance Resource Properties and are currently leased or subleased or held for lease or sublease to our mining operations or others. We produce a diverse range of thermal and metallurgical coal with varying sulfur and heat contents, enabling us to meet a broad range of customer specifications. In 2025, we sold 33.0 million tons of coal and produced 33.2 million tons. Of the 33.0 million tons sold, 73% were leased from Alliance Resource Properties. The coal we sold in 2025 was approximately 18.7% low-sulfur coal, 51.8% medium-sulfur coal, and 29.5% high-sulfur coal. Demand for our coal remained concentrated in the domestic power sector, where 89.2% of our 2025 tons sold were purchased by domestic electric utilities and 8.6% were sold into the international markets through brokered transactions. The balance of our tons sold was to third-party resellers and industrial consumers domestically. For tons sold to domestic electric utilities, 100% were sold to utility plants with installed pollution control devices. The Btu content of our coal ranges from 11,400 to 13,200, positioning our products to meet customer requirements across multiple end-use applications.

The following chart summarizes our coal production by region for the last three years.

	Year Ended December 31,
Coal Regions	2025	2024	2023

	(tons in millions)
Illinois Basin	26.1	24.2	25.2
Appalachia	7.1	8.0	9.7
Total	33.2	32.2	34.9

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

Illinois Basin Operations

Our Illinois Basin mining operations are located in western Kentucky, southern Illinois, and southern Indiana. As of December 31, 2025, we had 2,013 employees and we operated four mining complexes in the Illinois Basin. Production from these operations supplies a diverse group of domestic utilities and industrial customers, supported by multiple rail, truck, and barge transportation options.

Gibson Complex

Gibson operates the Gibson South mine, located near the city of Princeton in Gibson County, Indiana. The Gibson South mine is an underground mine and utilizes continuous mining units employing room-and-pillar mining techniques to produce low/medium-sulfur coal. The preparation plant has throughput capacity of 1,800 tons of raw coal per hour. Production from the Gibson South mine is shipped by truck or transported by rail on the CSX or NS railroads from our rail loadout facility directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge delivery. Production from the mine began in April 2014. Gibson coal production in 2025 was 5.5 million tons.

River View Complex

River View operates the River View mine located near Uniontown in Union County, Kentucky and the Henderson County mine located near Corydon in Henderson County, Kentucky. The River View mine began production in 2009 and utilizes continuous mining units to produce medium/high-sulfur coal. The Henderson County mine began full production in 2024 and utilizes continuous mining units to produce medium/high-sulfur coal.

Both mines utilize the existing preparation plant, refuse disposal, and loadout facilities. The preparation plant has throughput capacity of 2,700 tons of raw coal per hour. Coal produced from the River View complex is transported by overland belt to a barge loading facility on the Ohio River. River View complex coal production in 2025 was 9.6 million tons.

Hamilton Complex

Hamilton operates the Hamilton mine, located near the city of McLeansboro in Hamilton County, Illinois. The Hamilton mine is an underground longwall mining operation producing medium/high-sulfur coal. Longwall mining began in October 2014 and we acquired complete ownership and control in 2015. The preparation plant has throughput capacity of 2,000 tons of raw coal per hour. Hamilton’s production is shipped via the CSX, Evansville Western Railway, or NS rail directly to customers or various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. Hamilton coal production in 2025 was 6.5 million tons.

Warrior Complex

Warrior operates an underground mining complex located near the city of Madisonville in Hopkins County, Kentucky. The Warrior complex was opened in 1985, and we acquired it in February 2003. Warrior utilizes continuous mining units employing room-and-pillar mining techniques to produce medium/high-sulfur coal. The preparation plant has throughput capacity of 1,200 tons of raw coal per hour. Warrior’s production is shipped via the CSX or PAL railroads or by truck directly to customers or potentially to various transloading facilities, including our Mt. Vernon transloading facility, for barge deliveries. Warrior coal production in 2025 was 4.5 million tons.

Mt. Vernon Transfer Terminal, LLC

Mt. Vernon leases land and operates a coal-loading terminal on the Ohio River at Mt. Vernon in Posey County, Indiana. Coal is delivered to Mt. Vernon by both rail and truck. The terminal has a capacity of 8.0 million tons per year with existing ground storage of approximately 200,000 tons. In 2025, the terminal loaded approximately 1.6 million tons for customers of Gibson and Hamilton.

Appalachian Operations

Our Appalachian mining operations are located in eastern Kentucky, western Maryland, western Pennsylvania, and northern West Virginia. As of December 31, 2025, we had 882 employees and we operated three mining complexes in Appalachia. Production from these operations supply both thermal and metallurgical markets and benefit from access to barge and rail networks serving domestic and international customers.

Tunnel Ridge Complex

Tunnel Ridge operates the Tunnel Ridge mine, an underground longwall mine located near the city of Wheeling in Ohio County, West Virginia. Longwall mining operations began at Tunnel Ridge in May 2012. The preparation plant has throughput capacity of 2,000 tons of raw coal per hour. Coal produced from the Tunnel Ridge mine is medium/high-sulfur coal and is transported by conveyor belt to a barge loading facility on the Ohio River. Tunnel Ridge also has the ability through a third-party facility to transload coal from barges for rail shipment on the Wheeling and Lake Erie Railway with connections to the CSX and the NS railroads. Tunnel Ridge coal production in 2025 was 5.2 million tons.

Mettiki Complex

Mettiki operates the Mountain View mine located in Tucker County, West Virginia and a preparation plant located near the city of Oakland in Garrett County, Maryland. Mettiki (WV) began longwall mining in November 2006. The Mountain View mine produces low/medium-sulfur coal, which is transported by truck to the Mettiki (MD) preparation plant for processing for shipment into the metallurgical or thermal coal markets. The preparation plant has throughput capacity of 1,350 tons of raw coal per hour. Coal processed at the preparation plant can be trucked to the blending facility at the Virginia Electric and Power Company, Mt. Storm Power Station, or shipped via the CSX railroad, which provides the opportunity to ship into the domestic and international metallurgical and thermal coal markets. Mettiki (WV) coal production in 2025 was 1.2 million tons.

On January 29, 2026, the decision was made to cease longwall production and primarily satisfy remaining contractual commitments from existing inventory. We will continue to evaluate options concerning the mine’s future.

MC Mining Complex

MC Mining is located near the city of Pikeville in Pike County, Kentucky. MC Mining operates the Excel Mine No. 5. We acquired the original mine in 1989, and we completed the development of Mine No. 5 in May 2020. The underground operation utilizes continuous mining units employing room-and-pillar mining techniques to produce low-sulfur coal. The preparation plant has throughput capacity of 1,000 tons of raw coal per hour. Coal produced from MC Mining can be shipped via the CSX railroad directly to customers or various transloading facilities on the Ohio River for barge deliveries, or by truck directly to customers or various docks on the Big Sandy River for barge deliveries. MC Mining coal production in 2025 was 0.7 million tons.

Coal Marketing and Sales

We market our coal through established customer relationships and competitive bidding processes, with a significant portion of our volumes sold under long-term coal supply agreements. These contracts provide enhanced predictability of sales volumes and pricing for both us and our customers. While some utility customers have favored shorter-term contracting in recent years, during 2025 approximately 86.5% of our total coal sales were under long-term contracts with committed term expirations ranging from 2026 to 2030. The nomination schedules under these agreements generally provide sufficient visibility for us to balance our contracted commitments with anticipated production levels.

Our long-term contracts vary significantly in structure and terms due to customer-specific requirements and negotiated outcomes. Key provisions may include price adjustment mechanisms tied to market indices or changes in regulatory compliance costs, sourcing and quality specifications, reopener rights, and force majeure terms. Certain agreements allow for volume flexibility within defined ranges. Although price adjustment provisions help mitigate cost variability, they may not fully reflect all changes in our production or operating costs. Failure to reach agreement on a price adjustment or other negotiated terms can lead to early termination of a contract

Quality assurance remains an integral part of our contracting framework. Most long-term agreements require us to deliver coal within prescribed specifications for heat content, sulfur, ash, moisture, grindability, volatility, and other attributes. Failure to meet these requirements may result in price adjustments, rejection of shipments, or contract termination. Contracted coal may be sourced from specific approved seams or multiple mines, depending on customer requirements and our operational flexibility.

We also participate in international coal markets, primarily through brokered transactions shipping to end-users in Europe, Africa, Asia, North America, and South America. During the year ended December 31, 2025, export tons represented approximately 8.6% of tons sold. For reporting purposes, we attribute export tons to the final destination when known, although title often transfers to brokers before delivery to end-markets.

Reliance on Major Customers

Our customer base includes several large domestic electric utilities. In 2025, we derived more than 10% of our total revenue from each of Louisville Gas and Electric Company and American Electric Power Company Inc. We did not derive 10% or more of our revenues from any other single customer. For more information about these customers, please read “Item 8. Financial Statement and Supplemental Data—Note 20 – Concentration of Credit Risk and Major Customers.”

Coal Competition

We operate in a highly competitive coal market. Our competitiveness is influenced by several factors, including pricing, coal quality, supply reliability, transportation logistics, diversity of supply, and proximity to customers. We are the second largest coal producer in the eastern United States. Our principal competitors include American Consolidated Natural Resources Inc., Core Natural Resources, Inc., Alpha Metallurgical Resources, Inc., Foresight Energy Resources LLC, and Peabody Energy Corporation. We also compete directly with smaller producers in the Illinois Basin and Appalachian regions. In addition, we seek to export a portion of our coal into international coal markets and we compete with companies that produce coal from foreign countries.

Domestic coal pricing is primarily driven by coal consumption patterns of domestic electricity-generating utilities. These patterns depend on overall economic conditions, governmental regulatory developments, weather, and technological developments, as well as competition from alternative generation sources—including natural gas, nuclear energy, and renewables—as well as the relative delivered cost of those fuels compared to coal. Export pricing is influenced by many factors, such as global economic conditions, weather patterns, and global supply and demand, among others.

Coal Transportation

Our coal is transported from our mining complexes to our customers by barge, rail, and truck, reflecting important flexibility advantages in supplying our customers. Depending on the proximity of the customer to the mining complex and the transportation available for delivering coal to that customer, transportation costs can be a substantial part of the total delivered cost of a customer’s coal. Consequently, the availability and cost of transportation constitute important factors in the marketability of coal. We believe our mines are located in favorable geographic locations that minimize transportation costs for our customers, and in many cases, we can accommodate multiple transportation options. Our customers typically negotiate and pay the transportation costs from the mining complex to the destination, which is the standard practice in the industry. Approximately 45.8% of our 2025 sales volume was initially shipped from the mining complexes by barge, 34.8% was shipped from the mining complexes by rail, and 19.4% was shipped from the mining complexes by truck. The rates set by and available capacity of the transportation company serving a particular mine or customer may affect, either adversely or favorably, our marketing efforts concerning coal produced from the relevant mining complex. With respect to our export volumes from the United States to other countries, we generally sell coal to our customers at an export terminal in the United States and we are responsible for the cost of transporting coal to the export terminals. Our export customers generally negotiate and pay for ocean vessel transportation.

Mineral Interest Activities

Our mineral interest activities include both oil & gas and coal mineral interests. Our oil & gas mineral interest business includes all activities related to the oil & gas mineral interests held directly or indirectly by Alliance Minerals and includes Alliance Minerals’ equity interest in AllDale III. Our mineral interests are primarily located on private lands in three basins, which are also our areas of focus for future development by operators. These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK), and Williston (Bakken) Basins. Our developed and undeveloped net acres standardized to a 1/8th royalty equate to approximately 70,000 oil & gas net royalty acres, including approximately 4,000 oil & gas net royalty acres owned through our equity interest in AllDale III.

Our coal mineral interests include substantially all of our coal mineral resources and the majority of our coal mineral reserves which are owned or leased by Alliance Resource Properties and are (a) leased or subleased to our mining complexes or (b) near other internal and external coal mining operations but not yet leased. Our coal mineral interests are located in both the Illinois Basin and the Appalachia Basin.

Oil & Gas Royalties

When our oil & gas mineral interests are leased, we typically receive an upfront lease bonus and retain a royalty interest that entitles us to a fixed percentage of production or revenue from the acreage underlying our interests. These royalties are free of operating and capital costs associated with drilling or completing wells and producing oil & gas from those wells. As a result, our exposure is limited to our proportionate share of production and ad valorem taxes. Unlike owners of working interests in oil & gas properties, we are not obligated to fund drilling and completion costs, lease operating expenses, or plugging and abandonment costs associated with oil & gas production.

Leases may be extended beyond the initial term through continuous drilling or production operations, or through extension payments. When production or drilling activity ceases, the lease typically terminates, providing us the opportunity to re-lease the acreage to other operators. This recurring re-lease cycle supports long-term value realization across both developed and undeveloped acreage positions.

The following chart summarizes the production of our oil & gas mineral interests for the years ended December 31, 2025, 2024, and 2023, not including our equity interest in AllDale III:

	Year Ended December 31,
	2025	2024	2023
Production:
Oil (MBbls)	1,628	1,501	1,418
Natural gas (MMcf)	6,674	6,304	5,759
Natural gas liquids (MBbls)	908	850	726
BOE (MBbls)	3,648	3,402	3,105

The following map shows the location of our oil & gas mineral interests:

Permian Basin—Delaware and Midland Basins

The Permian Basin ranges from West Texas into southeastern New Mexico and is currently the most active area for horizontal drilling in the United States. The Permian Basin is further subdivided into the Delaware Basin in the west and the Midland Basin in the east. Based on geologic data and the ongoing development by operators, our mineral interests in the Permian Basin contain multiple producing zones of economic horizontal development including but not limited to the Wolfcamp, Spraberry, and Bone Spring formations. Our mineral interest purchases have historically been Permian Basin-weighted in pursuit of the highest risk-adjusted returns. While the Permian Basin remains our primary focus area, we continue to consider acquisitions in other basins which may provide superior risk-adjusted returns.

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

Other

Our other oil & gas mineral interests are comprised primarily of mineral interests owned in the Appalachia Basin that stretches throughout most of Ohio, West Virginia, and Pennsylvania, and extends into other states. The Appalachia Basin’s most active plays in which we have acreage are the Marcellus Shale and Utica plays, which cover most of Pennsylvania, northern West Virginia, and eastern Ohio. In addition to the interests held in the Appalachia Basin, we own a small number of mineral interests in the Tuscaloosa Marine Shale play in Mississippi. AllDale III also owns mineral interests in the Haynesville Shale formation located in northwest Louisiana.

Coal Royalties

Our Coal Royalties segment includes approximately 509.6 million tons of reserves and substantially all of the 1.07 billion tons of our coal mineral resources. Our coal mineral reserves and resources are located in the Appalachia and Illinois Basins in the United States. These assets support our internal mining operations. We lease our reserves and resources to our mining complexes under long-term leases. Approximately 60% of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms.

Under our standard royalty lease, we grant the lessees the right to mine and sell our reserves and resources in exchange for royalty payments based on a percentage of the sale price or a fixed royalty per ton of coal mined and sold. Lessees calculate royalty payments due to us and are required to report tons of coal mined and sold as well as the sales prices of the extracted coal.

The following chart summarizes the coal sales associated with our coal mineral interests for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
Coal Regions	2025	2024	2023

	(tons in millions)
Illinois Basin	20.5	19.8	19.9
Appalachia	3.6	1.3	0.3
Total	24.1	21.1	20.2

The following map shows the location of our coal mineral interests:

Illinois Basin:		Appalachian Basin:
A. GIBSON RESERVES AND RESOURCES	E. HENDERSON/UNION RESOURCES	H. TUNNEL RIDGE RESERVES AND RESOURCES
B. HAMILTON RESERVES AND RESOURCES	F. DOTIKI RESOURCES	I. MOUNTAIN VIEW RESERVES AND RESOURCES
C. RIVER VIEW RESERVES AND RESOURCES	G. SEBREE SOUTH RESOURCES	J. PENN RIDGE RESOURCES
D. WARRIOR RESERVES AND RESOURCES

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

Approximately 423.5 million tons of proven and probable reserves and 972.5 million tons of measured, indicated and inferred coal mineral resources are controlled by Alliance Resource Properties in the Illinois Basin and are leased/subleased to our mining complexes or held for lease/sublease in the future as follows:

Gibson Reserves and Resources

Approximately 2.4 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to Gibson.

Hamilton Reserves and Resources

Approximately 534.4 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to Hamilton.

River View Reserves and Resources

Approximately 280.3 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to River View.

Warrior Reserves and Resources

Approximately 44.6 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to Warrior.

Henderson/Union Resources

Approximately 415.2 million tons of the resources are not under lease or currently anticipated to be leased by our operating companies. Leasing of these properties is dependent upon further development by our operating subsidiaries or third-party mining complexes, which is regulatory and market dependent.

Dotiki Resources

Approximately 76.0 million tons of the resources are currently leased/subleased or held for lease/sublease to Webster.

Sebree South Resources

Approximately 43.0 million tons of the resources are currently leased/subleased to Sebree.

Appalachia Basin

Alliance Resource Properties, either directly or through its subsidiaries, holds coal mineral reserves and resources in the following counties in the Appalachian Basin:

●	Brooke County, West Virginia
●	Grant County, West Virginia
●	Ohio County, West Virginia
●	Tucker County, West Virginia
●	Washington County, Pennsylvania

Approximately 86.1 million tons of reserves and 85.6 million tons of coal mineral resources are controlled by Alliance Resource Properties in the Appalachian Basin and are leased/subleased to our mining complexes or held for lease/sublease in the future as follows:

Tunnel Ridge Reserves and Resources

Approximately 82.5 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to Tunnel Ridge.

Mountain View Reserves and Resources

Approximately 11.2 million tons of the reserves and resources are currently leased/subleased or held for lease/sublease to Mettiki (WV).

Penn Ridge Resources

Approximately 78.0 million tons of the resources are not under a lease. The resources are near our Tunnel Ridge mining complex and leasing of these resources is dependent upon further development by Tunnel Ridge or third-party mining complexes, which is regulatory and market dependent.

Minerals Interests Competition

Competition for mineral interests—both coal and oil & gas interests—remains significant, driven by a limited supply of high-quality resource acreage and increasing interest from mineral aggregators, operators, private equity sponsors, and land companies. Our ability to expand our mineral interests portfolio depends on our continued success in identifying attractive opportunities, evaluating potential returns, and executing transactions in a competitive acquisition environment  that often involve auction processes.

In the oil & gas sector, we compete not only with companies that acquire mineral interests, but also with integrated enterprises that explore for and produce hydrocarbons and, in some cases, operate midstream, refining, or marketing businesses. These competitors may have access to technical data, development insights, and operational information that exceed what is available to us as a mineral owner, providing them with advantages in underwriting or valuing mineral opportunities. In addition, many competitors possess greater financial and human resources than us, which may better position them to compete for larger or premium-priced assets. Demand for oil & gas itself remains sensitive to relative fuel economics, regulatory developments, conservation trends, and the availability of alternative energy sources.

We also face competition in the acquisition of coal mineral reserves and resources. Competitors include land companies, domestic coal producers, and international steel producers seeking to secure long-term supply. For the reserves we lease to our mining complexes, competitive pressures mirror those affecting the coal industry more broadly—primarily the coal price at the mine, coal quality, transportation cost from the mine to the customer, development costs, and the reliability of supply. Demand for our coal and the prices that our lessees obtain are further influenced by the demand for electricity and steel, as well as government regulations, technological developments, and the relative cost and availability of alternative generation sources, including nuclear, natural gas, wind, solar, and hydroelectric power. All of these factors may impact the royalties attributable to the production of our reserves.

Oil & Gas Minerals Interests - Seasonal Nature of Business

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

Bitiki

Bitiki began crypto-mining activities during the second half of 2020. Bitiki also hosts third-party crypto-miners for a fee. As of December 31, 2025, we had 3,702 active miners and 1,056 hosted machines. We hold 592.01 bitcoin valued at $51.8 million as of December 31, 2025.

Other Growth Investments

As of December 31, 2025, we have investments in Infinitum, NGP ET IV, and Gavin Generation. Please read “Item 8. Financial Statements and Supplementary Data—Note 3 – Variable Interest Entities” and “—Note 10 – Investments” for more information on our growth investments.

●	Infinitum is a Texas-based developer and manufacturer of electric motors featuring printed circuit board stators that have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors.

●	NGP ET IV focuses on investments that are part of the energy transition by partnering with top-tier management teams and investing growth equity in companies that drive or enable the growth of renewable energy, the electrification of our economy, or the efficient use of energy.

●	Gavin Generation is a limited partnership that owns, indirectly, an interest in a joint venture holding company formed with a third party that indirectly owns and operates a coal-fired power plant.

Environmental, Health, and Safety Regulations

Our coal operations, and those of the operators on the properties in which we hold oil & gas mineral interests, are subject to extensive regulation by federal, state, and local authorities on matters such as:

●	employee health and safety;
●	permits and other licensing requirements for mining or exploration and production activities;
●	air quality standards;
●	water quality standards;
●	storage of petroleum products and substances that are regarded as hazardous under applicable laws or that, if spilled, could reach waterways or wetlands;
●	plant and wildlife protection that could limit or prohibit mining or exploration and production activities;
●	restriction of the types, quantities, and concentration of materials that can be released into the environment in the performance of mining or exploration and production activities;
●	initiation of investigatory and remedial measures to mitigate pollution from former or current operations, such as restoration of waste ponds, mining areas, drilling pits, and plugging of abandoned wells;
●	storage and handling of explosives;
●	wetlands protection;
●	surface subsidence from underground mining; and

●	the effects, if any, that mining has on groundwater quality and availability.

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

Mine Health and Safety Laws

The operation of our mines is subject to FMSHA and regulations adopted pursuant thereto. FMSHA imposes extensive and detailed safety and health standards on numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations, and numerous other matters. MSHA monitors and rigorously enforces compliance with these federal laws and regulations. In addition, the states where we operate have individual state programs for mine safety and health regulation and enforcement. Federal and state safety and health regulations affecting the coal mining industry are perhaps the most comprehensive and rigorous system in the United States for the protection of employee safety and have a significant effect on our operating costs. Although many of the requirements primarily impact underground mining, our competitors in the areas in which we operate are subject to the same laws and regulations.

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

The MINER Act significantly amended the FMSHA, imposing more extensive and stringent compliance standards, increasing criminal penalties, establishing a maximum civil penalty for non-compliance, and expanding the scope of federal oversight, inspection, and enforcement activities. Following the passage of the MINER Act, MSHA has issued new or more stringent rules and policies on a variety of topics, including:

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

MSHA has also published, and may continue to publish, requests for information on various mining topics that may result in additional rules applicable to our operations. Recent requests include topics such as engineering controls and exposure of underground miners to diesel exhaust. Recent MSHA rulemaking actions include, for example:

●	In July 2025, MSHA published eighteen notices of proposed rulemaking aimed at streamlining mine operations. A central theme of these proposals is the limitation of district manager authority. Other proposals focus on loosening existing requirements, such as revising standards for flame safety lamps and blacksmith shops, and updating diesel particulate matter provisions to reflect current enforcement practices while maintaining existing exposure limits.
●	In April 2024, MSHA adopted a rule on respirable crystalline silica, most commonly found in the mining environment through quartz. The rule, Lowering Miners’ Exposure to Respirable Crystalline Silica & Improving Respiratory Protection, became final on June 17, 2024. The final rule added additional requirements to the existing MSHA respirable coal dust standards, as well as set forth new or revised silica standards for exposure sampling, corrective actions, medical surveillance for metal and non-metal miners, medical evaluations conducted by a physician or other licensed health care professional for miners required to wear a respirator, and respiratory protection programs for all mines. Compliance for metal and nonmetal mines goes into effect in April 2026. Compliance for coal mine operators was set to go into effect on April 14, 2025, but a U.S. Circuit Court of Appeals issued a temporary stay on April 4, 2025. As a result, enforcement remains uncertain, subject to this ongoing litigation. In addition, on November 26, 2025, MSHA indicated that the agency would reconsider portions of the rule, which could affect future requirements and associated compliance costs.
●	In December 2024, MSHA adopted a rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments, adopting various voluntary consensus standards to promote innovation in mine safety and health technologies. The rule became final on December 10, 2024, with an effective date of January 9, 2025. Compliance with the revised standards may require us to upgrade, retrofit, or replace certain equipment at our facilities to meet the newly adopted consensus standards.

It is uncertain whether any of the above or various other proposed rules or requests for information would have material impacts on our operations or our costs of operation.

Subsequent to the passage of the MINER Act, several states have enacted legislation addressing issues such as mine safety and accident reporting, increased civil and criminal penalties, and increased inspections and oversight. Additionally, state administrative agencies can promulgate administrative rules and regulations affecting our operations. Other states may pass similar legislation or administrative regulations in the future.

Some of the costs of complying with existing regulations and implementing new safety and health regulations may be passed on to our customers. Although we have not quantified the full impact, implementing and complying with these new federal and state safety laws and regulations has had, and are expected to continue to have, an adverse impact on our results of operations and financial position.

Black Lung Benefits Act

The BLBA requires businesses that conduct current mining operations to make payments of black lung benefits to current and former coal miners with black lung disease, to some survivors of a miner who dies from this disease, and to a trust fund for the payment of benefits and medical expenses under circumstances including where no responsible coal mine operator has been identified for claims. In addition, the BLBA provides that some claims for which coal operators not affiliated with us had previously been responsible are or will become obligations of the government trust funded by the excise tax referenced in this paragraph. The Federal government established such a trust fund that is funded by an excise tax on industry-wide production of up to $1.10 per ton of coal from underground mines and up to $0.55 per ton of coal from surface mines, neither amount to exceed 4.4% of the gross sales price. The coal we sell into international markets is generally not subject to the excise tax referenced in this paragraph. The Partnership recognized expenses related to the BLBA excise tax of $31.7 million for the year ended December 31, 2025. Please read “Item 8. Financial Statements and Supplementary Data—Note 13 – Accrued Workers’ Compensation and Pneumoconiosis Benefits.”

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

The Patient Protection and Affordable Care Act, enacted in 2010, included significant changes to the federal black lung program retroactive to 2005, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and establishes a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes have increased, and may continue to increase, our costs. We may also be liable under various state statutes with respect to black lung claims.

Surface Mining Control and Reclamation Act

The SMCRA and similar state statutes establish operational, reclamation, and closure standards for all aspects of surface mining as well as many aspects of deep mining. Although we have never had mountaintop removal mining activity and we currently have no surface mining activity, SMCRA nevertheless requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of our mining activities.

SMCRA and similar state statutes require, among other things, that mined property be restored in accordance with specified standards and approved reclamation plans. SMCRA requires us to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. Federal law and some states require mine operators to replace water supplies and repair or compensate for surface structure damage caused by mining operations, including longwall mining and other mining methods. We have accrued $157.6 million for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Please read “Item 8. Financial Statements and Supplementary Data—Note 15 – Asset Retirement Obligations.”

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

In addition to the GHG issues discussed below, the air emissions programs that may affect our operations or the operations of those on the properties in which we hold mineral interests, directly or indirectly, include but are not limited to the following:

●	The EPA periodically reviews and may revise the NAAQS, which can require additional SIP obligations and emissions controls. In addition, the EPA’s regional haze program requires SIPs intended to protect visibility in certain protected areas, and the EPA may disapprove SIPs and impose a FIP requiring additional controls. These air quality programs, and related rulemaking and litigation, may increase our customers’ operating and capital costs and may contribute to reduced utilization or retirements of coal-fired generating units, which could adversely affect demand and prices for our coal and adversely affect our business and results of operations.

●	A range of federal and state air emissions programs under the CAA regulate sulfur dioxide, nitrogen oxides, particulate matter, and other pollutants from coal-fired electric generating units and other industrial sources. These programs include the EPA’s Title IV Acid Rain Program and interstate transport requirements implemented through SIPs and federal rules addressing the interstate movement of ozone and particulate-forming emissions. Compliance with these requirements may be achieved through a combination of emissions allowances and/or emissions budgets, installation or operation of pollution control technologies, fuel switching, and/or reduced utilization. In 2025, we sold 89.2% of our total tons to electric utilities in the United States, substantially all of which was sold to utility plants with installed pollution control devices.

●	In May 2020, the EPA issued a final rule that reversed the Agency’s prior determination from 2000 to 2016 that it was “appropriate and necessary” to regulate hazardous air pollutants from coal-fueled EGUs under the MATS rule, which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. However, in February 2023, the EPA published a final revocation of the May 2020 finding. Then, in May 2024, the EPA published a final rule to amend the MATS rule, which further limits the emission of non-mercury hazardous air pollutant metals from existing coal-fired power plants, tightens the emission standard for mercury for existing lignite-fired power plants, and strengthens emissions monitoring and compliance requirements. However, in February 2026, the EPA issued a final rule repealing the amendments finalized in 2024, reverting to the initial emission standards and compliance options established in 2012. Broadly, the MATS program has required many electric power generators to make capital investments to retrofit power plants and may contribute to retirements of older coal-fired generating units. Such retirements could reduce demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal.

●	The EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. On January 6, 2026, the EPA finalized a significant revision to the Regional Haze Rule, extending the deadline for the next round of periodic SIP revisions from July 31, 2028, to July 31, 2031. On January 9, 2026, the agency fully disapproved Colorado’s regional haze SIP. In February 2026, the EPA issued updated, non-binding guidance for regional haze SIPs for the second implementation period addressing how states should evaluate “energy and non-air quality environmental impacts” in reasonable progress determinations. The guidance encourages states to consider potential impacts on electrical grid reliability, including impacts of any electric generating unit closure that would become federally enforceable if approved into a SIP, and advises that the EPA does not support states encouraging or forcing an electric generating facility to close in order to comply with regional haze requirements.

●	The EPA’s NSR program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have been settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA proposed revisions in February 2024 to its NSR preconstruction permitting regulations to address concerns raised in petition for reconsideration litigation. Depending on the ultimate resolution of the EPA’s litigation and any potential final rule, demand for coal could be affected.

●	The EPA’s NSPS under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil & gas wells for which well completion operations are conducted, require that most wells use reduced emission completions, also known as “green completions,” and establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels. In December 2023, the EPA issued its final methane rules, known as OOOOb and OOOOc, that establish new source and first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. To the extent that these rules are implemented as originally promulgated, oil & gas production on the properties in which we hold mineral interests could be adversely affected to the extent the rules and any of their requirements impose increased operating costs on the oil & gas industry.

GHG Emissions

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of GHGs, such as carbon dioxide and methane. Combustion of fuel for mining equipment used in coal production also emits GHGs. Future regulation of GHG emissions in the United States could occur pursuant to new or existing domestic legislation, or regulation by the EPA; however, in February 2026, the Trump administration finalized a rule repealing the “Endangerment Finding.” This served as the basis for the majority of EPA’s GHG related regulations. It is uncertain what impact the repeal of the Endangerment Finding will have on such regulations, and at least one lawsuit has been filed in federal court challenging the EPA’s rule revoking its Endangerment Finding.

At this time, no comprehensive climate change regulation has been adopted at the federal level in the United States. However, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities, either as part of cap and trade, carbon tax, or climate “superfund” laws. For example, in December 2024, New York adopted a law requiring companies that emitted over 1 billion tons of GHG emissions into the atmosphere between 2000 and 2018, with sufficient connections to the state of New York, to pay into a “climate superfund” to support climate-related adaptation and mitigation projects. We have been identified by New York as a potentially responsible party under the law, which is being challenged in court; but, to date, we have not received any cost recovery demands. Vermont has passed its own climate “superfund” law, other states, such as Illinois, are attempting to pass their own climate “superfund” laws, and many others have announced their intent to increase the use of renewable energy sources, displacing coal, and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, and the outcome of any legal challenges, the demand for coal and oil & gas could be negatively impacted, which would have an adverse effect on our operations.

The EPA has sought to regulate GHG emissions from stationary sources, such as coal-fueled power plants, based on its authority under the CAA. In August 2015, the EPA issued its final CPP Rule, which established carbon pollution standards for power plants. Following legal challenges, the EPA repealed the CPP and finalized the ACE rule, which was also subject to legal challenge. In June 2022, the U.S. Supreme Court in West Virginia v. EPA found that the EPA had acted outside the bounds of the agency’s authority in promulgating of the CPP. In May 2024, the EPA finalized a rule that repealed the ACE rule and established GHG standards and guidelines that require coal fired power plants to (1) convert to natural gas co-firing by January 1, 2030 and then retire by 2039, (2) install by 2032 carbon capture and sequestration technology capable of capturing 90% of all CO2 emissions, or (3) cease operations by 2032. The May 2024 rule was challenged in the D.C. Circuit Court, but the U.S. Supreme Court denied the challengers’ request to stay implementation of the rule pending the outcome of the litigation. On June 17, 2025, the EPA issued a proposed rule that would repeal all GHG emissions standards for fossil fuel-fired power plants, including the May 2024 rule.

Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. In October 2015, EPA published its final rule on performance standards for GHG emissions from new, modified, and reconstructed EGUs, which required use of efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology and imposed a new emission standard. Following legal challenge, the EPA undertook a review of the October 2015 rule and in December 2018, the EPA issued a proposed rule to replace the October 2015 rule, including revising the BSER for newly constructed coal-fired EGUs. In May 2024, however, the EPA issued a final NSPS rule for GHG emissions from new and reconstructed fossil fuel-fired combustion turbines, which notably, formally withdrew the December 2018 proposed amendments to the NSPS for GHG emissions from coal-fired EGUs. On June 17, 2025, the EPA issued a proposed rule that would repeal all GHG emissions standards for fossil fuel-fired power plants, including the May 2024 final NSPS rule.

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

In addition, environmental advocacy groups have filed a variety of judicial challenges claiming that the environmental analyses conducted by federal agencies before granting permits and other approvals necessary for certain coal activities do not satisfy the requirements of the NEPA. These groups assert that the environmental analyses in question do not adequately consider the climate change impacts of these particular projects. However, as a result of recent court rulings and the change in presidential administrations, there is significant uncertainty with respect to current and future NEPA regulations. For example, in April 2025, the U.S. Department of Interior issued a new “alternative arrangements” policy for NEPA reviews of proposed fossil fuel projects, providing for shorter environmental review. Also in May 2025, the U.S. Supreme Court held in Seven County Infrastructure Coalition v. Eagle County, Colorado that courts must grant agencies “substantial judicial deference” with respect to the scope and content of their NEPA reviews when considering NEPA challenges, and that an agency may decline to evaluate environmental effects from separate projects upstream or downstream from the project at issue. Further, in September 2025, the White House Council on Environmental Quality issued new guidance to federal agencies implementing NEPA, encouraging agencies to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. While the impact of these developments is unclear at this time, any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, the RGGI calls for the implementation of a cap-and-trade program aimed at reducing carbon dioxide emissions from power plants in participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. However, in November 2025, Pennsylvania officially withdrew from RGGI. Similar to RGGI, five western states launched the Western Climate Initiative. We cannot predict what other regional GHG reduction initiatives may arise in the future.

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

The EPA has authority under Section 404(c) of the Clean Water Act to prohibit, deny, restrict, or withdraw the specification of certain disposal sites for dredged or fill material if it determines that such discharges would have unacceptable adverse effects on specified resources. The EPA has initiated a Section 404(c) proceeding in connection with a proposed mining project, and related litigation remains pending. The scope and application of this authority continue to be subject to regulatory and judicial review.

States also have the ability to review the Corps of Engineers’ Section 404 permitting process, pursuant to CWA Section 401, which is also subject to ongoing litigation. In October 2021, the Northern District of California federal court vacated a 2020 rule revising the Section 401 certification process. The U.S. Supreme Court stayed this vacatur and, in September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective on November 27, 2023. The Water Quality Certification Improvement Rule was challenged by various states and a coalition of industry groups, and the challenge remains ongoing. Also, in January 2026, the EPA released a proposed rule to revise its CWA Section 401 certification rule following a May 2025 memorandum raising concerns with the existing rule implementing Section 401 promulgated in November 2023. The January 2026 proposed rule seeks to limit the scope of Section 401 reviews and clarify the regulations to ensure such reviews are completed within the one-year statutory deadline. The proposal is not final and may be modified, challenged, or withdrawn, and any resulting rule or litigation could affect CWA Section 401 certification requirements.  The full extent and impact of any such actions is unclear at this time. Any disruption in the ability to obtain required permits may result in increased costs and project delays.

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

Considerable legal uncertainty exists surrounding the standard for what constitutes jurisdictional waters and wetlands subject to the protections and requirements of the CWA. The scope of federal jurisdictional reach over WOTUS under the CWA has been subject to significant uncertainty and litigation for many years. In September 2023, the EPA and the Corps of Engineers issued a final rule conforming the regulatory definition of WOTUS to the U.S. Supreme Court’s 2023 decision in Sackett v. EPA, which narrowed the scope of federally jurisdictional waters to “relatively permanent, standing, or continuously flowing bodies of water” and wetlands with a “continuous surface connection” to such waters. However, the rule is currently subject to litigation. As a result, the September 2023 rule is currently in effect in only 24 states, and the EPA and the Corps of Engineers are using the pre-2015 definition of WOTUS in the other 26 states. In November 2025, the EPA and the Corps of Engineers issued a proposed rule to further update and narrow the definition of WOTUS. In addition, the U.S. Supreme Court’s 2020 decision in County of Maui v. Hawaii Wildlife Fund held that, in certain cases, certain discharges from a point source to groundwater could fall within the scope of the CWA and require a permit.

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain CCR. On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCR. Under the finalized regulations, CCR is regulated as “non-hazardous” waste and avoids the stricter, more costly, regulations under RCRA’s “hazardous” waste rules. While the classification of CCR as a hazardous waste would have led to more stringent restrictions and higher costs, this regulation may still increase our customers’ operating costs and potentially reduce their ability to purchase coal. The CCR rule was subject to legal challenge and ultimately remanded to the EPA. In May 2024, the EPA finalized changes to the CCR regulations for inactive surface impoundments at inactive electric utilities. The final rule expands the scope of impoundments subject to regulation and established groundwater monitoring, corrective action, closure, and post closure care requirements for all CCR management units. Although the rule has been challenged by industry groups, the U.S. Supreme Court rejected the challengers’ request to stay the rule so the rule remains effective as promulgated. Most recently, on February 6, 2026, EPA announced a final rule that provides additional time to meet facility evaluation requirements for identifying CCR management units and to comply with groundwater monitoring provisions. The combined effect of the CCR rules and the ELG regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

On November 3, 2015, the EPA published the final rule ELG, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technological improvements in the steam electric power industry over the last three decades. The EPA has from time to time updated the applicable ELG regulations and most recently, in May 2024, finalized a new ELG rule applicable to steam electric power generating facilities that sets new discharge limits for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate, and legacy wastewaters. Subsequently, in December 2025, the EPA finalized a Deadline Extensions Rule that extends certain compliance deadlines under the 2024 ELG rule and provides additional flexibilities, including updated transfer provisions and site-specific alternative compliance dates To the extent the 2024 ELG rule, which applies to a major portion of the electric power industry, remains in effect, it may impact the market for our products.

Endangered Species Act

The federal ESA and counterpart state legislation protect species threatened with possible extinction. The USFWS works closely with the OSM and state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil & gas exploration and production activities. In recent years, there has been uncertainty with respect to ESA regulation. Most recently, in November 2025, the USFWS and NMFS issued four proposed rules that would substantially revise ESA implementing regulations and largely reinstate the 2019-2020 regulatory framework under the prior Trump Administration. The proposals would modify the standards for listing and delisting species, revise the approach to designating critical habitats and amend the interagency consultation process to streamline and clarify federal review obligations. They would also restore the prior species-specific approach to protective regulations for threatened species rather than automatically applying blanket prohibitions. If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil & gas mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

Other Environmental, Health, and Safety Regulations

In addition to the laws and regulations described above, we are subject to regulations regarding underground and above-ground storage tanks in which we may store petroleum or other substances. Some monitoring equipment that we use is subject to licensing under the Federal Atomic Energy Act. Water supply wells located on our properties are subject to federal, state, and local regulations. In addition, our use of explosives is subject to the Federal Safe Explosives Act. We are also required to comply with the SDWA, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act. The costs of compliance with these regulations should not have a material adverse effect on our business, financial condition, or results of operations.

Human Capital

As of December 31, 2025, we employed 3,575 full-time employees, including 2,895 employees in active coal mining operations, 236 employees at Matrix Design, 237 employees supporting other operating activities, and 207 corporate employees. None of our workforce is subject to a collective bargaining agreement. Retention remains a strength across our workforce, with more than 47% of all employees serving more than five years and our typical employee has approximately four years of experience with the Partnership.

We aim to attract and retain a skilled workforce through competitive, performance-based compensation packages and comprehensive benefits. To benchmark our compensation practices, we regularly review current compensation levels for each position against peers in the coal industry and comparable sectors. Total compensation generally includes some combination of base salary, incentive compensation, health and welfare benefits and participation in our profit sharing and savings plan. Incentive compensation varies by role and may include metrics tied to production and safety goals at a specific coal operation or broader Partnership-wide objectives. Our goal is to maintain compensation programs that are competitive in the marketplace and aligned with long-term performance and safety priorities.

Workplace safety is foundational to our culture and operations. We prioritize initiatives designed to promote employee engagement in safety processes and to drive continuous improvement. By providing a work environment that rewards safety and encourages employee participation in the safety process, we have a demonstrated history as a leader in safety performance in the coal mining industry. We are focused on improving employee safety through regular training and continuous monitoring of our progress through various industry-standard metrics. In addition, we collect respirable dust samples from the mining environment where our miners regularly work and travel, in accordance with regulatory requirements. We are also regularly inspected by MSHA. For more information about citations or orders for violations of standards under the FMSHA, as amended by the MINER Act, please see our Exhibit 95.1 to this Annual Report on Form 10-K.

We support the health and well-being of our workforce by offering medical, dental, and vision benefits for our employees. In addition, we offer on-site medical clinics at each of our coal operations and corporate offices to provide convenient access to healthcare and medical services for employees and their families. Dedicated human resources representatives are also stationed at each of our coal operations and corporate offices to assist employees with benefits, training, and other personnel-related matters. Our in-house administration of the medical plan allows us to actively manage costs while improving service delivery for employees. To date, we have been able to continue providing health and welfare benefits with no out-of-pocket premiums for our employees and 100% coverage with direct contract providers.

ITEM 1A.RISK FACTORS

Summary Risk Factors

Our business is subject to a number of risks, including risks that could prevent us from achieving our business objectives or could adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include but are not limited to risks related to:

Risks Inherent in an Investment in Us

●	Cash distributions are not guaranteed
●	Ownership of limited partner interests could be diluted
●	Sales of our common units could cause decline in the market price of our common units
●	Our unitholders do not elect the general partner
●	The control of our general partner may be transferred to a third party
●	Unitholders may be required to sell their units to our general partner
●	Cost reimbursements due to our general partner could be substantial
●	Your liability as a limited partner may not be limited under certain circumstances
●	Our general partner’s fiduciary duties are limited, and our general partner has discretion in determining the level of cash reserves and has potential conflicts of interest
●	Some executive officers and directors face potential conflicts of interest

Risks Related to Our Business

●	Declining global economic conditions could adversely impact us
●	Financing may not be available to us on favorable terms or at all
●	Our indebtedness could adversely impact us
●	We depend upon the leadership of key personnel
●	Legal proceedings could adversely impact us
●	Our customers may not honor their contracts or may not enter into new contracts for our products
●	Some of our contracts may be renegotiated or terminated
●	We depend upon a few customers for significant portions of our revenues
●	The credit risk of our customers could adversely impact us
●	Cyber or terrorist attacks could adversely impact us
●	Establishment of labor unions at our operations could adversely affect our profitability

Risks Related to Our Industries

●	Changes in coal prices and/or oil & gas prices, including as a result of global geopolitical tensions, could impact our results of operations
●	Competition within the coal and oil & gas industry could adversely affect our ability to sell coal
●	Changes in taxes or tariffs and trade measures could adversely impact us
●	Changes in consumption patterns by utilities could affect our ability to sell coal and/or impact the price of our natural gas
●	Unanticipated mine operating conditions could affect our profitability
●	Inability to obtain and renew permits and surety bonds necessary for operations could limit our ability to continue or expand our operations
●	Fluctuations in transportation costs and availability could reduce demand for our products
●	The ability to recruit, hire and retain skilled labor could impact the profitability of our operations
●	Disruptions in supply chains, inflationary pressures and unexpected increases in raw material costs could impact the profitability of our operations
●	Unavailability of economic coal mineral reserves and resources could limit our ability to continue or expand our operations
●	Estimates of our coal mineral reserves and resources and our oil & gas reserves could be inaccurate and could result in decreased profitability
●	Extensive environmental laws and regulations could reduce demand for coal as a fuel source

●	Legislative and regulatory compliance is costly and could impact our business, and certain legislative and regulatory initiatives relating to our business could have negative impacts
●	Mine facilities may be located in a leased portion of the surface properties which introduces a risk of disruption to our operations
●	Dependency on unaffiliated operators to explore and drill on our oil & gas properties limits our ability to control the timing and quantity of production
●	Delays in royalty payments, optional royalty payments and the suspension of the right to receive royalty payments could impact our business
●	Availability of transportation and facilities for the products could impact our business
●	Lack of hedging arrangements exposes us to the impact of commodity prices
●	Expansions and acquisitions, as well as the integration of such expansions or acquisitions, have inherent risks that could adversely impact us
●	Inability to obtain commercial insurance at acceptable rates could have a negative impact on our business

Tax Risks to Our Common Unitholders

●	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, and not being subject to a material amount of entity-level taxation. Our cash available for distribution to unitholders may be substantially reduced if we become subject to entity-level taxation as a result of the IRS treating us as a corporation or legislative, judicial, or administrative changes, and may also be reduced by any audit adjustments if imposed directly on the Partnership
●	Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of our taxable income. A unitholder’s share of our taxable income may be increased as a result of the IRS successfully contesting any of the federal income tax positions we take
●	Tax gain or loss on the disposition of our units could be more than expected and create tax liabilities for our unitholders
●	Limitation on unitholders’ ability to deduct interest expense incurred by us could create tax liabilities for our unitholders
●	Tax Exempt entities and non-U.S. unitholders face unique tax issues from owning our common units that may result in adverse tax consequences for them
●	IRS challenging our allocation of depreciation and amortization deductions and methods of prorating items of income, gain, loss, and deduction could cause adverse tax consequences

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

We had long-term indebtedness of $463.5 million as of December 31, 2025. Our leverage may:

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

In 2025, we sold approximately 84.6% of our coal sales tonnage under contracts having a term greater than one year, which we refer to as long-term sales contracts. These contracts have historically provided a relatively secure market for the production committed under the terms of the contracts. From time to time industry conditions could make it more difficult for us to enter into long-term sales contracts with our electric utility customers, and if supply exceeds demand in the coal industry, electric utilities may become less willing to lock in price or quantity commitments for an extended period of time. Accordingly, we may not be able to continue to obtain long-term sales contracts with reliable customers as existing contracts expire, which could subject a portion of our revenue stream to the increased volatility of the spot market.

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

In 2025, we derived more than 10% of our total revenues from each of Louisville Gas and Electric Company and American Electric Power Company, Inc. If we were to lose this or any of our significant customers without finding replacement customers willing to purchase an equivalent amount of coal on similar terms, or if these customers were to decrease the amounts of coal purchased or change the terms, including pricing terms, on which they buy coal from us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Deliberate attacks, natural disasters, user error, or other security breaches or failures in, on or to our systems or infrastructure, or the systems or infrastructure of third parties on whom we rely could lead to the unauthorized access to, unauthorized disclosure of, restricted access to, or corruption or loss of our proprietary data and potentially sensitive data, including data related to personal information, critical operations and financial records. We have in the past been, and may in the future be, subject to cyber incidents, along with our third-party vendors, contractors and partners. Such incidents may also result in disruptions to critical systems, data corruption, delays in production or delivery, difficulty in completing and settling transactions, misdirected wire transfers, challenges in maintaining our books and records, environmental damage, communication interruptions, increased safety risk for personnel, other operational disruptions, and third-party liability. Additionally, we may face regulatory scrutiny or penalties resulting from data privacy or cybersecurity violations in the aftermath of such incidents. The expanding regulatory framework for data protection increases the challenges of securing our information. Adhering to these changing requirements could cause us to incur substantial costs, and any real or perceived non-compliance may lead to regulatory penalties, legal action, and damage to our reputation.

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

Pandemics, outbreaks or other public health events that are outside of our control could significantly disrupt our operations and adversely affect our financial condition. The global or national outbreak of an illness or other communicable disease or any other public health crisis may cause disruptions to our business and operations, which may include (i) shortages of employees, (ii) unavailability of contractors or subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) restrictions recommended or imposed by government and health authorities, including quarantines, to address an outbreak and (v) restrictions that we and our contractors, subcontractors and our customers impose, including facility shutdowns, to ensure the safety of employees.

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

In addition, we face competition from foreign producers that sell their coal in the export market. Potential changes to international trade agreements, trade concessions, or other political and economic arrangements could benefit coal producers operating in countries other than the United States. We could be adversely impacted on the basis of price or other factors by foreign trade policies or other arrangements that benefit competitors. In addition, we periodically sell our coal internationally in United States dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates could provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the United States dollar or foreign purchasers’ local currencies, those competitors could be able to offer lower prices for coal to those purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

New tariffs and other trade measures could adversely affect our results of operations, financial position, and cash flows. In response to tariffs imposed by the United States, several countries have imposed tariffs on United States goods and services, including coal. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the export thermal and metallurgical markets. Accordingly, our international sales could also be impacted by the tariffs and other restrictions on trade between the United States and other countries. We cannot predict the impact that new or changes in tariffs and other trade measures imposed by the United States or other countries on United States goods, but such new or changes in trade measures could have a material adverse effect on our results of operations, financial position and cash flows and could reduce our revenues and cash available for distribution. Please see risk factor titled “Unexpected increases in raw material costs could significantly impair our operating profitability.” for additional information.

Global geopolitical tensions have caused, and may cause in the future, significant market disruptions that may lead to increased volatility in the price of commodities, including oil & gas, coal, and other sources of energy.

Volatility in coal and oil & gas prices has been and may continue to be heightened as a result of the Russian-Ukrainian conflict, hostilities in the Middle East and the potential impact to global shipping and the evolving situation in Venezuela. These events have caused volatility in the aforementioned commodity markets. Such conflicts and the resulting volatility may significantly affect prices for our coal and oil & gas or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers.

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

Our business is closely linked to the demand for electricity, and any changes in coal consumption by domestic or international electric power generators would likely impact our business over the long term. The domestic electric power sector accounts for the vast majority of the total domestic coal consumption. The amount of coal consumed by the domestic electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations, and the price and availability of competing fuels for power plants such as nuclear, natural gas, and fuel oil as well as alternative sources of energy. Our primary competition is from natural gas-fired plants that are relatively more efficient and less difficult to permit than coal-fired plants.

Future environmental regulation of GHG emissions also could accelerate the use by utilities of fuels other than coal. In addition, federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for coal. Such mandates, combined with other incentives to use renewable energy sources such as tax credits, could make alternative fuel sources more competitive with coal. Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as MATS, have in the past led to the retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States. A decrease in coal consumption by the domestic electric utility industry could adversely affect the demand for or the price of coal, which could negatively impact our results of operations and reduce our cash available for distribution.

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

Increased attention to climate change risk has also resulted in governmental investigations and private litigation by state and local governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the alleged effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, and oil & gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Separately, litigation has been brought against certain fossil-fuel companies alleging that they have been aware of the adverse effects of climate change for some time but failed to adequately disclose such impacts to their investors or consumers. In addition, in December 2024, New York adopted a law requiring companies that emitted over one billion tons of GHG emissions into the atmosphere between 2000 and 2018, with sufficient connections to the state, to pay into a “climate superfund” to support climate-related adaptation and mitigation projects. We, among others, have been identified by New York as a potentially responsible party under the law but, to date, have not received any cost recovery demands. The law has been challenged by the Department of Justice pursuant to an Executive Order and the litigation remains pending at this time. It is uncertain whether we or others in our industry will ultimately be required to pay penalties as a result of the New York law, nor can we predict whether or not other states will adopt similar legislation in the future. To the extent we are required to pay such penalties, they could have a material adverse effect on our business, financial condition and results of operations. It is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants or subject to regulatory fines or penalties in the future.

Continued attention to sustainability matters may negatively impact our business, financial results, and unit price.

Companies across all industries, including companies in fossil-fuel industries, have faced increased scrutiny from stakeholders related to their sustainability practices in the past. Companies that did not adapt or comply with evolving investor or stakeholder expectations and standards, or were perceived to have not responded appropriately to sustainability issues, regardless of any legal requirement to do so, might have suffered reputational damage and the business, financial condition, and valuation of such companies could have been adversely affected. Several advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to sustainability matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increased attention to and demands for action related to climate change, changes in regulation relating to climate change, promoting the use of substitutes to fossil-fuel products, encouraging the divestment of fossil-fuel equities, and pressuring lenders to limit funding to companies engaged in the extraction of fossil-fuel reserves. These activities could increase costs, reduce demand for our coal and hydrocarbon products, reduce our profits, increase the potential for investigations and litigation, impair our brand, limit our choices for lenders, insurance providers and business partners, and have negative impacts on our unit price and access to capital markets.

Investors’, lenders’ and other stakeholders’ focus on sustainability-related metrics have increased  and waned over time, in particular as governmental administrations both domestic and international change from time to time.  Companies in general have received pressure from investors, lenders or other stakeholders to adopt climate or other sustainability-related metrics, and to the extent that those pressures impact the fossil fuel industry and, in particular, the coal industry as investors’, lenders’ and other stakeholders’ sentiments regarding sustainability change over time, we cannot guarantee that we will be able to meet such metrics because of potential costs, inaccurate assumptions or technical or operational obstacles. A failure or a perception of failure (whether or not valid) to pursue, implement or make progress against such metrics could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in us, and negatively impact our operations.

Certain organizations that provide sustainability and other corporate risk information and ratings to investors and unitholders have developed processes to evaluate companies and investment funds based on “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but consideration of sustainability evaluations has become more broadly accepted by some investors in the past. Such assessments were used by some investors to inform their investment decisions. Companies in the energy industry, and in particular those focused on coal, natural gas, or oil extraction, often do not fare as well under sustainability assessments compared to companies in other industries. Consequently, a low sustainability assessment could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors, restricting our access to insurance or capital to fund our continuing operations and growth opportunities. Additionally, to the extent sustainability matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

Certain public statements with respect to sustainability matters have been in the past subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. Certain regulators, such as the SEC (particularly under past presidential administrations) and various state agencies, as well as non-governmental organizations and other private actors have also filed lawsuits under various securities and consumer protection laws alleging that certain sustainability statements, emission reduction claims, approaches to accounting for GHG emissions reductions or other sustainability-related goals, or standards were misleading, false, or otherwise deceptive. Any alleged claims of greenwashing against us or others in our industry may lead to further negative sentiment and diversion of investments. Additionally, we could face increasing costs as we attempt to comply with and navigate further sustainability-related focus and scrutiny.

Additionally, certain employment or business practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business.

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

Our coal mining operations are influenced by changing conditions or events that can affect production levels and costs at particular mines for varying lengths of time and, as a result, can diminish our profitability. These conditions and events include, among others:

●	mining and processing equipment failures and unexpected maintenance problems;
●	unavailability of required equipment;
●	prices for fuel, steel, explosives, and other supplies;
●	fines and penalties incurred as a result of alleged violations of environmental and safety laws and regulations;
●	variations in the thickness of the layer, or seam, of coal;
●	amounts of overburden, partings, rock, and other natural materials;
●	weather conditions, such as heavy rains, flooding, ice, and other natural events affecting operations, transportation, or customers;
●	accidental mine water discharges and other geological conditions;
●	fires;
●	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
●	employee injuries or fatalities;
●	labor-related interruptions;
●	increased reclamation costs;
●	inability to acquire, maintain or renew mining rights or permits in a timely manner, if at all;
●	fluctuations in transportation costs and the availability or reliability of transportation;
●	new or changes in legislation or regulations that have the effect of increasing our operating costs; and
●	unexpected operational interruptions due to other factors.

These conditions have the potential to significantly impact our operating results. Prolonged disruption of production at any of our mines would result in a decrease in our revenues and profitability, which could materially adversely impact our quarterly or annual results.

Effective October 1, 2025, we renewed our property and casualty insurance program through September 30, 2026. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 2.50% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

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

Transportation costs represent a significant portion of the total cost of coal for many of our customers and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make our coal production less competitive than coal produced from other sources. Disruption of transportation services due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikes, lockouts, bottlenecks, or other events could temporarily impair our ability to supply coal to our customers. Our transportation providers could face difficulties in the future that could impair our ability to supply coal to our customers, resulting in decreased revenues. If there are disruptions in the transportation services provided by our primary rail or barge carriers that transport our coal and we are unable to find alternative transportation providers to ship our coal, our business could be adversely affected.

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

Our coal mining operations are affected by commodity prices. We use significant amounts of steel, petroleum products, and other raw materials in various pieces of mining equipment, supplies, and materials, including the roof bolts required by the room-and-pillar method of mining. Steel prices and the prices of scrap steel, natural gas, and coking coal consumed in the production of iron and steel fluctuate significantly and could change unexpectedly. Inflationary pressures, including as a result of the imposition or increase of existing tariffs, have and could continue to lead to price increases affecting many of the components of our operating expenses such as fuel, steel, and maintenance expenses. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, which was increased to 50% on June 4, 2025, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all foreign countries and individualized higher tariffs on certain other countries. The U.S. government announced on February 20, 2026, that it would maintain the near global tariff under another statutory authority but will increase the tariff to 15%. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods. While the ultimate impact of these tariffs is unknown at this time, a portion of our coal production is used by end users to produce steel, and we use a significant amount of steel in our own operations. To the extent that such tariffs depress demand for steel globally or increase the cost to purchase steel, our results of operations, financial position and cash flows may be materially and adversely effected.  There could be acts of nature or terrorist attacks or threats that could also impact the future costs of raw materials. Future volatility in the price of steel, petroleum products, or other raw materials will impact our operational expenses and could result in significant fluctuations in our profitability.

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

Federal, state, and local laws and regulations extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, mercury, and other compounds emitted into the air from coal-fired electric power plants, which are the ultimate consumers of much of our coal. These laws and regulations can require significant emission control expenditures for many coal-fired power plants, and various new and proposed laws and regulations could require further emission reductions and associated emission control expenditures. These laws and regulations could affect demand and prices for coal. There is also continuing pressure on federal and state regulators to impose limits on carbon dioxide emissions from electric power plants, particularly coal-fired power plants. Further, far-reaching federal regulations promulgated by the EPA in the last several years, such as MATS, have led to the retirement of coal-fired generating units and a significant reduction in the amount of coal-fired generating capacity in the United States. Please read “Item 1. Business—Environmental, Health and Safety Regulations—Air Emissions,” “—GHG Emissions” and “—Hazardous Substances and Wastes.”

Our industries are subject to extensive and costly laws and regulations, and such current and future laws and regulations, and uncertainties around the same, could increase current operating costs or otherwise negatively impact our operations.

The industries we participate in—coal mining and the third-party operations related to our oil & gas mineral interests—are subject to numerous federal, state, and local laws and regulations. The possibility exists that new laws or regulations may be adopted, or that judicial interpretations or more stringent enforcement of existing laws and regulations may occur, which could materially affect our mining operations, cash flow, and profitability. Furthermore, in June 2024, the U.S. Supreme Court issued decisions affecting judicial review of federal agency-related actions that increase judicial scrutiny of agency authority, shift greater responsibility for statutory interpretation to courts, and expand the timeline in which a plaintiff can sue regulators. In particular, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled its prior ruling in Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which held that when a statute is ambiguous or silent, courts should not substitute their own judgments regarding the actions of those agencies so long as the federal agencies’ interpretation of the enabling federal statute was reasonable (this was commonly known as “Chevron deference”). In Loper Bright, the U.S. Supreme Court held that courts must instead exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation simply because a statute is ambiguous. The overturning of the Chevron doctrine is likely to result in challenges to numerous agency interpretations in various areas of law including energy, environment, taxation, and labor, among others. If these challenges are upheld, they could have both favorable and unfavorable impacts on our business, financial condition, results of operations, and cash flows, depending on whether the interpretations that are overturned were more favorable toward the Partnership’s business and operations than subsequent revised agency interpretations. The likely increase of challenges to agency actions may also increase legal costs, create delays in permitting and project development, and create less certainty around agency actions, at least in the near term.

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

The operators must also comply with laws and regulations prohibiting fraud and market manipulation in energy markets. To the extent the operators of our properties are shippers on interstate pipelines, they must comply with the tariffs of those pipelines and with federal policies related to the use of interstate capacity. The operators may be required to make significant expenditures to comply with the governmental laws and regulations described above and may be subject to potential fines and penalties if they are found to have violated these laws and regulations. While we cannot predict what actions future federal or state regulators may take with respect to environmental regulation, more expansive and stricter environmental legislation and regulations could be possible in the future. These current laws and regulations and other potential regulations could increase the operating costs of the operators and delay production and could ultimately impact the operators’ ability and willingness to develop our properties.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays, and fewer potential drilling locations, which could adversely affect revenues from our mineral interests.

Oil & gas production on the properties in which we hold mineral interests utilizes hydraulic fracturing. Hydraulic fracturing is a common practice that is used to stimulate the production of hydrocarbons from tight formations, including shales. The process involves the injection of water, sand, and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The SDWA regulates the underground injection of substances through the UIC program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic-fracturing process is typically regulated by state oil & gas commissions.

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

In the past, there was increased public concern regarding hydraulic fracturing around increased risks of induced seismicity, the use of fracturing fluids, impacts on drinking water supplies, use of water, and the potential for impacts to surface water, groundwater, and the environment generally. A number of lawsuits and enforcement actions were initiated across the country implicating hydraulic-fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, those laws could make it more difficult or costly for the operators to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities on our properties could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements, and also to attendant permitting delays and potential increases in costs. Legislative changes could cause operators to incur substantial compliance costs and adversely affect revenues from our mineral interests. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal or state legislation governing hydraulic fracturing.

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

In addition, a number of lawsuits have been filed in other states, including in Oklahoma and Texas, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states have adopted or are considering adopting additional requirements, including requirements in the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, both Texas and Oklahoma have imposed certain limits on the permitting or operation of disposal wells in areas with increased instances of induced seismic events. For example, the Oklahoma Corporation Commission (“OCC”) has released guidance to operators in the SCOOP and STACK areas for management of certain seismic activity that may be related to hydraulic fracturing activities, and has at times ordered well closures in response to seismic activities.  In addition, the TRRC ordered the indefinite suspension of all deep oil & gas-produced water injection wells in the area, effective December 31, 2021. Relatedly, in December 2023, in response to continued seismicity within the area, the TRRC issued a notice to suspend the permits of all deep disposal wells within the Northern Culberson-Reeves Seismic Response Area and, in May 2024, the TRRC released a seismicity response plan curtailing permitted injection volumes for certain wells in the Stanton Seismic Response Area. Most recently, in May 2025, the TRRC released updated guidance for disposal well permits in the Permian Basis that placed new limits on maximum injection pressure and volumes to ensure safety.

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

Combustion of fossil fuels, such as the coal we produce and the oil & gas produced from our mineral interests, results in the emission of carbon dioxide into the atmosphere. Additionally, our coal mines may release methane to the atmosphere during operations. Concerns about the environmental impacts of such emissions have resulted in a series of regulatory, political, litigation, and financial risks for our business. Global climate issues continue to attract public and scientific attention. Many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere could produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods, and other climatic events.

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

There are also increasing financial risks for fossil-fuel producers as stakeholders of fossil-fuel energy companies may elect in the future to shift some or all of their support into non-energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have in the past become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil-fuel energy companies, although this trend has waned recently and several high-profile banks and institutional investors have withdrawn from various associations that aim to limit financing of industries that emit significant GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil-fuel sector. Although we cannot predict the effects of these actions, such limitation of investments in and financing, bonding, and insurance coverages for fossil-fuel energy companies could adversely affect our coal mining or oil & gas production activities.

In addition, some states (such as California) have adopted or are considering adopting laws requiring the disclosure of certain climate-related risks and GHG emission reduction claims. Lawsuits have been filed challenging the implementation of these laws, but we cannot predict the outcome of these suits at this time. Other states are considering similar laws. Non-compliance with these new laws may result in the imposition of substantial fines or penalties. Any new laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may result in reputation harms among certain stakeholders if they disagree with our approach to mitigating climate-related risks, increased compliance costs resulting from the development of any disclosures, and increased costs of and restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions.

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

Federal and state laws require us to maintain bonds to secure our obligations to repair and return property to its approximate original state after it has been mined (often referred to as “reclaim” or “reclamation”), to pay federal and state workers’ compensation and pneumoconiosis (or black lung) benefits, and to satisfy other miscellaneous obligations. These bonds provide assurance that we will perform our statutorily required obligations and are referred to as “surety” bonds. These bonds are typically renewable on a yearly basis. At December 31, 2025, our total of such bonds was $237.8 million. The amount of surety bonding we are required to maintain may be increased by the governmental agencies holding the bond.

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

Oil & gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil & gas and assumptions concerning future oil & gas prices, production levels, ultimate recoveries, and operating costs. As a result, the estimated quantities of proved reserves and projections of future production rates could be incorrect. Our estimates of proved reserves and related valuations as of December 31, 2025, were audited by CGA, which conducted a detailed review of all of our properties at that time using the information provided by us. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing, and production. In addition, certain assumptions regarding future oil & gas prices, production levels, and operating costs could prove incorrect. A meaningful portion of our reserve estimates is made without the benefit of lengthy production history, which is less reliable than estimates based on lengthy production history. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves and future cash generated from operations. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil & gas that are ultimately recovered being different from our reserve estimates.

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

Part of our strategy includes positioning ourselves as a reliable energy provider for the future by pursuing strategic investments that leverage our core competencies and relationships with electric utilities, industrial customers, and federal and state governments. This strategy depends on our ability to successfully identify and evaluate investment opportunities. The number of opportunities may be limited, and we will compete with other investors for these limited opportunities, which could make them more expensive and the returns for our investments less attractive and possibly cause us to refrain from making them at all. Further, certain opportunities will depend on technological and other advancements that may not be within our control and may not come to fruition or be economically feasible in the near term, and we may fail to realize, and in some cases have failed to realize, the anticipated benefit of our investments. Any new opportunities also may depend on the viability of new assets or businesses that are contingent on public policy mechanisms including investment tax credits, subsidies, renewable portfolio standards and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development of renewable energy, demand-side, and other infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of investments generally, as well as our participation in them.

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

During 2025 and through the date of this Annual Report on Form 10-K, though the Partnership and our service providers may have experienced cybersecurity incidents, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Partnership, including our business strategy, result of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Our IT Security Department aims to monitor and assess these risks to maintain the security and continuity of our operations. Despite the implementation of our cybersecurity programs, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to our business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. Please see “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

Under SEC rules, a mineral resource is a concentration or occurrence of a material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, considering relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. A mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

The coal mineral resource and reserve estimates included in this Annual Report on Form 10-K were prepared by an independent, qualified engineering firm, RESPEC. We provided RESPEC with property control, mine plans, production, revenue, costs, capital, and other information considered by RESPEC in making their estimates. As part of our internal controls, our geologists and engineers review the integrity, accuracy, and timeliness of the data provided to RESPEC that they considered in calculating their coal mineral resource and reserve estimates. We also review the geologic data, mining assumptions, and methodology used by RESPEC to estimate our coal mineral resources and reserves. Our geologists and engineers also meet with RESPEC periodically during the year to discuss the assumptions and methods used in the coal mineral resource and reserve estimation process.

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

Summary of Coal Mineral Resources and Reserves

Coal Mineral Resources

Most of our coal properties designated as mineral resources are of thickness, quality, and mineability similar to our mineral reserves, and all are proximal to existing infrastructure such as power, water, transportation, facilities, etc. However, we have not completed pre-feasibility or feasibility studies with respect to our coal properties designated as mineral resources, as is required to convert the mineral resources into mineral reserves. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves.

The following table sets forth our coal mineral resources, exclusive of coal mineral reserves, at December 31, 2025:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Resource Classification				Ownership
Resources (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Measured	Indicated	Combined	Inferred	Owned	Leased	Total

							(1)
Illinois Basin
Dotiki (KY)	12,100	—	2.4	73.6	51.2	24.8	76.0	—	27.5	48.5	76.0
Henderson/Union (KY) (2)	11,400	—	3.0	412.2	128.7	229.5	358.2	57.0	74.7	340.5	415.2
River View (KY) (2)	11,400	—	—	0.4	0.3	—	0.3	0.1	0.1	0.3	0.4
Sebree South (KY)	11,750	—	—	43.0	22.1	16.8	38.9	4.1	0.2	42.8	43.0
Warrior (KY)	12,300	—	—	8.2	6.7	0.9	7.6	0.6	1.2	7.0	8.2
Gibson South (IN)	11,500	—	—	4.0	2.2	1.8	4.0	—	2.3	1.7	4.0
Hamilton County (IL)	11,650	4.9	35.4	389.3	212.3	214.5	426.8	2.8	36.0	393.6	429.6
Region Total		4.9	40.8	930.7	423.5	488.3	911.8	64.6	142.0	834.4	976.4

Appalachian Basin
Mountain View (WV)	13,200	—	0.4	8.3	4.1	4.3	8.4	0.3	1.8	6.9	8.7
MC Mining (KY)	12,800	1.5	—	—	1.4	0.1	1.5	—	—	1.5	1.5
Tunnel Ridge (WV)	12,600	—	—	0.9	—	—	—	0.9	0.9	—	0.9
Penn Ridge (PA)	12,500	—	—	78.0	21.9	53.3	75.2	2.8	78.0	—	78.0
Region Total		1.5	0.4	87.2	27.4	57.7	85.1	4.0	80.7	8.4	89.1

Total		6.4	41.2	1,017.9	450.9	546.0	996.9	68.6	222.7	842.8	1,065.5

% of Total		0.6%	3.9%	95.5%	42.3%	51.2%	93.6%	6.4%	20.9%	79.1%	100.0%
(1)	Combined resources are defined as measured plus indicated resources.
(2)	As with our Henderson County mine, River View (KY) has geographic overlap with Henderson/Union (KY) and there is potential for further development of our resources from the existing facilities. See Individual Property Disclosures for more detail.

On December 31, 2025, we had approximately 1.066 billion tons of coal mineral resources. Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2025 in a range from approximately $46 to $59 per short ton in the Illinois Basin and from approximately $64 to $117 per short ton in the Appalachian Basin, which are the prices used by RESPEC to verify the amount of coal mineral resources. Coal sales prices vary based on coal quality, access to transportation, and other factors at each location. All resources are classified as underground mineable in the exploration stage.

Coal Mineral Reserves

Reserves at our active operations are currently in production and meet the other requirements to be considered reserves as defined by the SEC. There is no certainty that all our mineral reserves remain economically viable as fluctuations in pricing and costs occur within the coal industry.

The following table sets forth coal mineral reserve information, exclusive of the coal mineral resources, at December 31, 2025:

	Heat
	Content (Btus	Pounds SO2 per MMBtu			Classification		Ownership
Reserves (tons in millions)	per pound)	<1.2	1.2-2.5	>2.5	Proven	Probable	Owned	Leased	Total

Illinois Basin Operations
Warrior (KY)	12,300	—	—	36.4	25.6	10.8	7.9	28.5	36.4
River View (KY)	11,400	—	—	287.9	173.4	114.5	53.3	234.6	287.9
Hamilton County (IL)	11,650	—	—	104.9	48.7	56.2	7.8	97.1	104.9
Gibson South (IN)	11,500	0.1	3.9	28.2	25.1	7.1	7.0	25.2	32.2
Region Total		0.1	3.9	457.4	272.8	188.6	76.0	385.4	461.4

Appalachian Basin Operations
MC Mining (KY)	12,800	6.1	1.4	—	6.9	0.6	—	7.5	7.5
Mountain View (WV)	13,200	—	5.9	2.6	8.1	0.4	—	8.5	8.5
Tunnel Ridge (WV)	12,600	—	—	109.1	59.9	49.2	12.9	96.2	109.1
Region Total		6.1	7.3	111.7	74.9	50.2	12.9	112.2	125.1

Total		6.2	11.2	569.1	347.7	238.8	88.9	497.6	586.5

% of Total		1.1%	1.9%	97.0%	59.3%	40.7%	15.2%	84.8%	100.0%

On December 31, 2025, we had approximately 586.5 million tons of coal mineral reserves. Tonnages are reported on a clean recoverable basis with average long-term pricing based on available third-party forecasts and historical pricing adjusted for quality at the end of 2025 in a range from approximately $46 to $59 per short ton in the Illinois Basin and from approximately $64 to $117 per short ton in the Appalachian Basin, which are the prices used by RESPEC to verify the amount of coal mineral reserves. Coal sales prices vary based on coal quality, access to transportation, and other factors at each location. All reserves are classified as underground mineable in the development or production stage.

Mining Operations

The following table sets forth production and other data about our mining operations:

		Tons Produced
Operations	Location	2025	2024	2023	Transportation	Equipment

		(in millions)
Illinois Basin Operations
Warrior	Kentucky	4.5	4.4	4.4	CSX, NS, PAL, truck, barge	CM
River View	Kentucky	9.6	9.3	9.9	Truck, barge	CM
Hamilton County	Illinois	6.5	4.8	5.6	CSX, EVW, NS, barge	LW, CM
Gibson South	Indiana	5.5	5.7	5.3	CSX, NS, truck, barge	CM
Region Total		26.1	24.2	25.2

Appalachian Basin Operations
MC Mining/Excel	Kentucky	0.7	0.9	1.2	CSX, truck, barge	CM
Mountain View	West Virginia	1.2	1.1	0.8	CSX, truck	LW, CM
Tunnel Ridge	West Virginia	5.2	6.0	7.7	CSX, NS, barge	LW, CM
Region Total		7.1	8.0	9.7

TOTAL		33.2	32.2	34.9

CSX	-	CSX Railroad
EVW	-	Evansville Western Railroad
NS	-	Norfolk Southern Railroad
PAL	-	Paducah & Louisville Railroad
CM	-	Continuous Miner
LW	-	Longwall

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

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View, Hamilton 1, UC Processing, on the Ohio River,

Water:  Local municipalities and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
HCM = Henderson County Mine
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
ILLINOIS
KENTUCKY
RIVER VIEW LOADOUT
UC PROCESSING LOADOUT
HAMILTON 1 LOADOUT
UNIONTOWN
RIVER VIEW PREP PLANT
RIVER VIEW SLOPE/PORTAL
UC MINING SITE, HCM SLOPE
HAMILTON 1 SITE
RIVER VIEW PORTAL
CORYDON
HAMILTON 2 SITE
HCM PORTAL 1
HENDERSON
MORGANFIELD
UC PROCESSING SITE
ROBARDS
UNION
WEBSTER
SEBREE
MAJOR HIGHWAY
ACTIVE RAILROAD
OVERLAND CONVEYOR
RESOURCE BOUNDARY
HENDERSON / UNION
RESOURCE AREA
GENERAL LOCATION MAP

Description

The potential underground mine(s) would utilize room-and-pillar methods operating a heavy media, float/sink style preparation plant. Exploration continues as needed to fulfill possible permitting and development requirements. Multiple access points are available for development. Access is available from the active River View complex, which began production in 2009. All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards. Access at the Hamilton and UC Coal, LLC sites are considered “brownfield” developments. Though some facilities and permitting are in place, significant upgrades to existing infrastructure and new construction would be needed to bring them into good working order that meets industry standards. The property associated with Henderson/Union has no book value as of December 31, 2025 but does have outstanding advanced royalties with WKY CoalPlay or its subsidiaries. See “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” for more information about advanced royalties that Henderson/Union has with WKY CoalPlay.

Though there is geographic overlap between the Henderson/Union and River View properties, the resources and reserves of each are associated with different coal seams or, if in the same seam, are separated by existing mine works or geologic features into distinct areas. There is no overlap in the resource / reserve estimation.

History

The Henderson/Union property contains resources in the WKY11, WKY7, and WKY6 seams. Island Creek operated mines in the area and controlled a portion of the property. Under a joint venture, Texas Gas Service also controlled a large interest in the mineral rights. Lastly, Peabody and Patriot operated mines in the area and controlled a portion of the reserves. We consolidated control of the property through multiple transactions from 2005 through 2015. Island Creek operated the Ohio #11 mine. Peabody and later Patriot operated the Camp complex and Highland #11 mine to the southeast and east. The WKY11 seam was mined at these locations. No mining has occurred on the property in the WKY7 or WKY6 seams.

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

Geology and Reserves

Henderson/Union contains coal resources in three seams ranging in depths from about 100 to 750 feet. The table below summarizes mineral resources as of December 31, 2025, using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Resources	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Henderson/Union
Measured Mineral Resources	128.7	4.72	7.71	2.88	13,328	4.31	85.71
Indicated Mineral Resources	229.5	4.62	8.00	2.74	13,307	4.12	87.34
Combined Mineral Resources	358.2	4.66	7.90	2.79	13,315	4.19	86.75
Inferred Mineral Resources	57.0	4.47	7.96	2.56	13,350	3.83	90.67

River View Complex

The River View complex is located in Union County, Kentucky at 37°45'37"N, -87°56'42"W and currently has approximately 93,200 underground acres permitted. The complex is composed of the River View and Henderson County mines along with shared preparation, loadout, and other ancillary facilities. The mineral is controlled through both fee ownership and leases of the coal. The coal mineral reserves are leased or held for lease to the River View complex almost exclusively by Alliance Resource Properties. The River View complex either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts, and slopes. The base leases are with private owners and generally provide for a term that can be extended until exhaustion of the leased coal. Local infrastructure is as follows:

Major Roads:  Interstate 69 and US-60,

Railroads:  None,

Airport:  Evansville Regional Airport (EVV),

Town:  Morganfield,

Docks:  River View on the Ohio River,

Water:  Union and Henderson County water districts and mine sources,

Electricity:  Kentucky Utilities (KU),

Personnel:  Regional.

0
20000
40000
Feet
HCM = HENDERSON COUNTY MINE
POSEY
INDIANA
KENTUCKY
VANDERBURGH
HENDERSON
GALLATIN
ILLINOIS
KENTUCKY
PREP PLANT
UNIONTOWN
RIVER VIEW PORTAL 1
RIVER VIEW PORTAL 2
HCM SLOPE
CORYDON
HCM PORTAL 1
HENDERSON
MORGANFIELD
ROBARDS
UNION
WEBSTER
SEBREE

	MAJOR HIGHWAY
	ACTIVE RAILROAD
	GENERAL PROPERTY AREA

RIVER VIEW COAL, LLC

RIVER VIEW COMPLEX

GENERAL LOCATION MAP

Description

The underground mines are currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant. Exploration continues as needed to fulfill mining and permitting requirements. The complex began production in 2009. All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards. Total book value of the property and any associated plant and equipment for the River View complex as of December 31, 2025 was $387.4 million.

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

Geology and Reserves

The River View complex extracts coal underground from the WKY11 and WKY9 seams with depths ranging from 200 to 500 feet across the reserve. The table below summarizes mineral reserves as of December 31, 2025 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

River View Complex
Proven Mineral Reserves	173.4	4.72	8.17	3.20	13,183	4.86	87.53
Probable Mineral Reserves	114.5	4.54	8.08	3.18	13,164	4.84	86.97
Total Mineral Reserves	287.9	4.65	8.13	3.19	13,175	4.85	87.31

Resources associated with the River View complex are included in the Coal Mineral Resources table above.

The River View complex had 303.5 million tons of coal mineral reserves at the end of 2024. The year over year reconciliation is as follows:

River View Complex Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2024	303.5
Production	(9.6)
Mine Plan Adjustment	(5.8)
Normal Course Adjustments	(0.2)
Tons as of December 31, 2025	287.9

Normal course adjustments are associated with numerous small changes in the geologic/mining model.

Hamilton Mine

Hamilton, a longwall mine located in Hamilton County, Illinois at 38°10'12"N, -88°36'47"W, currently has approximately 23,270 underground acres permitted. The mineral is controlled through both fee ownership and leases of the coal. The coal mineral reserves and resources are leased or held for lease to Hamilton by Alliance WOR Properties, a subsidiary of Alliance Resource Properties. Hamilton either owns or controls the surface properties upon which its facilities are located including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. The underlying base coal leases are with private owners and are comprised of a large number of leases originally taken by AMAX Coal Company and Old Ben in the mid to late 1970’s and early 1980’s, leases acquired by Consolidation Coal Company in the late 1980’s, and subsequent leases taken directly by White Oak Resources, LLC or affiliated companies and/or Alliance WOR Properties. Local infrastructure is as follows:

Major Roads:  Interstate 64,

Railroads:  CSX and EVW,

Airport:  Evansville Regional Airport (EVV),

Towns:  McLeansboro and Mt. Vernon,

Docks:   Mount Vernon on the Ohio River,

Water:  Hamilton County Water District and mine sources,

Electricity:  Wayne-White Electric Co-op (WWEC),

Personnel:  Regional.

N
0
20000
40000
Feet
WAYNE
JEFFERSON
INA
PREP PLANT
PORTAL
McLEANSBORO
ENFIELD
CARMI
FRANKLIN
BENTON
HAMILTON
WHITE
NORRIS CITY
BROUGHTON

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

HAMILTON COUNTY COAL, LLC

MINE NO. 1

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant. Exploration continues as needed to fulfill mining and permitting requirements. The mine began production in 2014. All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards. Total book value of the property and any associated plant and equipment for Hamilton as of December 31, 2025 was $377.3 million.

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

Geology and Reserves

Hamilton extracts coal underground from the Herrin (Illinois No.6) seam with depths ranging from 900 to 1100 feet across the reserve. The table below summarizes mineral reserves as of December 31, 2025 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Hamilton County
Proven Mineral Reserves	48.7	6.67	8.07	2.88	13,386	4.31	87.01
Probable Mineral Reserves	56.2	6.49	7.95	2.89	13,377	4.32	87.32
Total Mineral Reserves	104.9	6.57	8.01	2.89	13,381	4.32	87.18

Resources associated with Hamilton County are included in the Coal Mineral Resources table above.

The Hamilton mine had 113.8 million tons of coal mineral reserves at the end of 2024. The year over year reconciliation is as follows:

Hamilton County Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2024	113.8
Production	(6.5)
Mineral Acquisition / Deletion	(3.1)
Normal Course Adjustments	0.7
Tons as of December 31, 2025	104.9

Normal course adjustments are associated with numerous small changes in the geologic/mining model.

Gibson South Mine

Gibson South is located in Gibson County, Indiana at 38°18'22"N, 87°42'30"W and currently has approximately 41,640 underground acres permitted. The mineral is controlled through both fee ownership and leases of the coal. Leases generally have an initial term with automatic extensions for as long as mining operations are conducted within a described area. Local infrastructure is as follows:

Major Roads:  Interstates 69 and 64,

Railroads:  CSX and NS,

Airport:  Evansville Regional Airport (EVV),

Town:  Princeton,

Docks:  Mount Vernon on the Ohio River,

Water:  Gibson Water, Inc. and well water,

Electricity:  Western Indiana Energy REMC,

Personnel:  Regional.

KNOX
PIKE
0
20000
40000
Feet
PRINCETON
ILLINOIS
INDIANA
FRANCISCO
PORTAL
PREP PLANT
OWENSVILLE
GIBSON
HAUBSTADT
POSEYVILLE
POSEY
VANDERBURGH
WARRICK

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

GIBSON COUNTY COAL, LLC

GIBSON SOUTH MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using room-and-pillar methods utilizing a heavy media, float/sink style preparation plant. Exploration continues as needed to fulfill mining and permitting requirements. The mine began production in 2014. All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards. Total book value of the property and any associated plant and equipment for Gibson South as of December 31, 2025 was $108.9 million.

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

Geology and Reserves

Gibson South extracts coal underground from the Springfield (Indiana No.5) seam with depths ranging from 450 to 650 feet across the reserve. The table below summarizes mineral reserves as of December 31, 2025 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Gibson South
Proven Mineral Reserves	25.1	5.80	7.28	2.15	13,438	3.19	94.39
Probable Mineral Reserves	7.1	5.38	8.41	2.75	13,256	4.16	91.49
Total Mineral Reserves	32.2	5.71	7.53	2.28	13,398	3.40	93.75

Resources associated with Gibson South are included in the Coal Mineral Resources table above.

The Gibson South mine had 40.0 million tons of coal mineral reserves at the end of 2024. The year over year reconciliation is as follows:

Gibson South Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2024	40.0
Production	(5.5)
Mineral Acquisition / Deletion	2.3
Mine Plan Adjustment	(4.4)
Normal Course Adjustments	(0.2)
Tons as of December 31, 2025	32.2

Normal course adjustments are associated with numerous small changes in the geologic/mining model.

Tunnel Ridge Mine

Tunnel Ridge, located at 40°09'17" N, -80°39'26"W, is an underground longwall mine in the Pittsburgh No. 8 seam and currently has approximately 23,870 underground acres permitted. The mineral is controlled through both fee ownership and leases of the coal. The coal mined and to be mined by Tunnel Ridge is leased from Alliance Resource Properties and third parties. Prior to January 29, 2026, certain of the coal mined and to be mined by Tunnel Ridge had been leased from the Craft Foundations. On January 29, 2026, Alliance Resource Properties purchased all of the ownership interests in these coal reserves together with surface rights from the Craft Foundations.  Please read “Item 8. Financial Statements and Supplemental Data— Note 12 – Long-term Debt and —Note 21 – Related-Party Transactions” for additional information on related-party leases and transactions. Tunnel Ridge either owns or controls the surface properties upon which its facilities are located, including the preparation plant, refuse areas, mine offices, conveyor systems, shafts and slopes. Local infrastructure is as follows:

Major Roads:  Interstate 70,

Railroads:  None,

Airport:  Pittsburgh International Airport (PIT),

Town:  Wheeling,

Docks:  Tunnel Ridge on the Ohio River,

Water:  Municipal water districts and mine sources,

Electricity:  American Electric Power (AEP), West Penn Power (WPP),

Personnel:  Regional.

SMITHFIELD
WELLSBURG
JEFFERSON
OHIO
BROOKE
BETHANY
ADENA
0
20000
40000
Feet
WASHINGTON
RIVER LOADING FACILITY
PREP PLANT
OHIO
BELMONT
SCHOOLHOUSE PORTAL
VALLEY GROVE
WEST ALEXANDER PORTAL
WASHINGTON
SAINT CLAIRSVILLE
WHEELING
WEST VIRGINIA
PENNSYLVANIA
MARSHALL
GREENE
OHIO
MOUNDSVILLE

MAJOR HIGHWAY
ACTIVE RAILROAD
GENERAL PROPERTY AREA

TUNNEL RIDGE, LLC

TUNNEL RIDGE MINE

GENERAL LOCATION MAP

Description

The underground mine is currently in production using longwall and room-and-pillar methods utilizing a heavy media, float/sink style preparation plant. Exploration continues as needed to fulfill mining and permitting requirements. The mine began production in 2010. All equipment, facilities, infrastructure, and underground development are in good working order and maintained to industry standards. Total book value of the property and any associated plant and equipment for Tunnel Ridge as of December 31, 2025 was $330.9 million.

History

Valley Camp operated mines on the property prior to Tunnel Ridge’s operations. In general, all drilling has shown a highly consistent coal seam of mineable thickness and quality for the high-sulfur thermal utility market.

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

Geology and Reserves

Tunnel Ridge extracts coal underground from the Pittsburgh No.8 seam with depths ranging from 300 to 975 feet across the reserve. The table below summarizes mineral reserves as of December 31, 2025 using a cut off thickness of 4.00 feet:

			Quality, Washed, Dry Basis				% Recovery
Reserves	Tons (in millions)	Thickness (ft)	% Ash	% Sulfur	Btu	lbs. SO2	In-Seam

Tunnel Ridge
Proven Mineral Reserves	59.9	7.28	9.38	3.55	13,546	5.23	68.38
Probable Mineral Reserves	49.2	7.51	9.14	3.39	13,562	4.99	70.88
Total Mineral Reserves	109.1	7.38	9.27	3.48	13,553	5.12	69.51

Resources associated with Tunnel Ridge are included in the Coal Mineral Resources table above.

The Tunnel Ridge mine had 111.0 million tons of coal mineral reserves at the end of 2024. The year over year reconciliation is as follows:

Tunnel Ridge Yearly Reserve Reconciliation	(in millions)
Tons as of December 31, 2024	111.0
Production	(5.2)
Mine Plan Adjustment	3.7
Normal Course Adjustments	(0.4)
Tons as of December 31, 2025	109.1

Normal course adjustments are associated with numerous small changes in the geologic/mining model.

OIL & GAS RESERVES

Summary of Oil & Gas Reserves

Our mineral interests are primarily located in three basins, which also represent our areas of focus for future development. These include the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) Basins. At December 31, 2025, we had 51,233 developed and undeveloped net acres held at a weighted average royalty of 17.0%. Our net acres standardized to 1/8th royalty equate to 69,880 net royalty acres, including 3,962 net royalty acres owned through our equity interest in AllDale III.

The following table presents our estimated net proved oil & gas reserves, including our share of reserves attributable to our equity interest in AllDale III, as of December 31, 2025 based on the reserve report prepared by our internal engineering team and reserve information provided by AllDale III. The reserve report and reserve information have been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves are located in the continental United States.

	As of December 31, 2025
	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE) (2)

Estimated proved developed reserves	9,159	60,732	7,754	27,034
Estimated proved undeveloped reserves	1,438	5,324	766	3,091
Total estimated proved reserves (1)	10,597	66,056	8,520	30,125
(1)	Proved reserves of approximately 2,037 MBOE were attributable to noncontrolling interests as of December 31, 2025.
(2)	Natural gas reserve volumes are converted to BOE based on a 6:1 ratio: 6 Mcf of natural gas converts to one BOE.

Estimates of reserves as of December 31, 2025 were prepared using product prices equal to the unweighted arithmetic average of the first-day-of-the-month market price for each month in the period from January through December 2025. The average realized product prices weighted by production over the remaining lives of the properties are $64.89/Bbl for oil, $1.40/Mcf of natural gas and $18.29 per barrel of NGL. These prices are adjusted for energy content, associated average differential and transportation deducts by producing area to arrive at the net realized prices by product. For 2025, NGL prices averaged approximately 33% of the posted oil prices during the course of the year with an additional $3.38/Bbl deducted for transportation costs.

The following table summarizes our changes in proved undeveloped reserves (in MBOE):

Beginning balance, January 1, 2025	2,832
Acquisitions of proved undeveloped reserves	135
Transfers of PUDs to estimated proved developed	(815)
Extensions and discoveries	1,492
Revisions of previous estimates	(553)
Ending balance, December 31, 2025	3,091

During the year ended December 31, 2025, PUD reserves were increased as a result of the acquisition of oil & gas mineral interests during the year primarily from the Elk Range Acquisition discussed in more detail in “Item 8. Financial Statements and Supplementary Data—Note 4 – Acquisitions.”

During the year ended December 31, 2025, PUD reserves were reduced as a result of conversion to proved developed reserves primarily in the Permian and Anadarko basins as the result of well completions during the year.

Extensions and discoveries contributed to an increase in PUD reserves during the year ended December 31, 2025 primarily as the result of permitting activities in the Permian Basin.

Revisions of previous estimates resulted in a decline due primarily to revisions to quantity estimates.

As a mineral interest owner we have no transparency into or control over the operators’ investments and operational progress to convert PUDs to proved developed producing reserves nor do we have insight into the operators’ drilling plans. Since we do not have insight into the operators’ drilling plans, we use active drilling permits as evidence of economic viability and intention to expend capital to develop reserves within five years as there is generally a statutory two-year timeframe associated with permits. We do not incur capital expenditures or lease operating expenses in connection with the development of our PUDs, which costs are borne entirely by the operators. As a result, during the year ended December 31, 2025, we did not have any expenditures to convert PUDs to proved developed producing reserves. PUDs that have not been developed within two years of permitting are reviewed and removed from proved reserves as necessary. Because we remove PUDs from proved reserves that have not been developed within two years of initial classification as proved reserves, we have no material PUDs that are not expected to be developed within five years of initial classification as proved reserves. Our average permit to first sales timeframe is 381 days. For our 2025 reserve reporting, we had scheduled all PUD locations to be drilled within a two year timeframe using the average historical development pacing on our acreage in the individual basins in which we own mineral interests. As of December 31, 2025, approximately 10.26% of our total proved reserves were classified as PUDs.

Evaluation and Review of Reserves

Numerous uncertainties are inherent in estimating reserve volumes and values, and the estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of the reserves may vary significantly from the original estimates.

Under SEC rules, proved reserves are those quantities of oil & gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible–from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations–prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2025 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil & gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil & gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods:

(1)	performance-based methods,
(2)	volumetric-based methods and
(3)	analogy.

These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Performance methods include, but may not be limited to, decline curve analysis, which utilize extrapolations of available historical production data. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate.

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

Non-producing reserve estimates, for both developed and undeveloped properties, are based on regional type curve methodologies by reservoir or productive bench. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and undeveloped reserves for our properties, due to the mature nature of properties targeted for development and an abundance of historical production data on which we base statistical average type forecasts.

New drills on our acreage include planned drills, wells currently drilling, and/or permitted wells. For each new drill, a reserve category of proved developed non-producing or PUD is assigned based on whether the location has been spud or permitted. Generally, we recognize a location as a PUD when it has been permitted by the operator and a PUD becomes a proved developed non-producing reserve when the operator has spud that well to begin drilling operations.

Drill scheduling is determined by historical development pacing on our acreage in each basin and it is assumed that future pacing will mirror that of the historical pace. This projection is then adjusted to take into account anticipated commodity prices and other industry economic factors which tend to either reduce or increase future development pacing. First, known completed locations are developed in chronological order based on state filings or publicly sourced completion data. The development schedule for these locations estimates the turn-in-line rate of these locations due to production data lag. Second, spud locations with unknown completion status are scheduled based on the historical spud to completion time within each basin. Third, permitted locations, without development timing, are scheduled in chronological order by filing date.

Excluding our share of proved reserves held by AllDale III, our 2025 year-end estimate of proved reserves were prepared by our internal engineering team. Our engineering team works to ensure the integrity, accuracy, and timeliness of the data used to calculate our estimated proved reserves. Our proved reserve estimates, with the exception of AllDale III, which comprise 3.3% of our total proved reserves, were audited by CGA. Our engineering team met with CGA periodically during the period covered by the above referenced reserve report to discuss the assumptions and methods used in the reserve estimation process. Our engineering team provided historical information to CGA for our properties, such as oil & gas production, well test data, and realized commodity prices. Our engineering team also provided ownership interest information with respect to our properties. Our internal petroleum engineer, primarily responsible for overseeing the petroleum reserves preparation, has over 20 years of engineering and operations experience in the oil & gas sector and a Bachelor of Science in Petroleum Engineering.

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

CGA, an independent third-party petroleum engineering firm, does not own an interest in any of our properties and is not employed on a contingent basis. When compared on a well-by-well basis, some of our estimates are greater and some are less than the CGA estimates. CGA is satisfied with our methods and procedures used to prepare the December 31, 2025 reserve estimates and future revenue, and noted nothing of an unusual nature that would cause CGA to take exception with the estimates, in the aggregate, prepared by us. CGA’s audit report with the respect to our proved reserve estimates as of December 31, 2025 is included as an exhibit to this Annual Report on Form 10-K.

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

Acreage Concentration

Below is a chart reflecting our gross, net mineral and net royalty acreage associated with our mineral interests in each of our primary basins as of December 31, 2025.

	Developed Acreage			Undeveloped Acreage
	Gross	Net Mineral	Net Royalty	Gross	Net Mineral	Net Royalty
Basin
Permian Basin	459,462	13,484	18,157	486,516	14,278	19,222
Anadarko Basin	153,083	5,516	7,813	322,902	11,635	16,497
Williston Basin	129,807	2,145	2,841	108,083	1,786	2,371
Other	21,867	798	1,030	43,598	1,591	1,949
Total	764,219	21,943	29,841	961,099	29,290	40,039

The 51,233 developed and undeveloped net mineral acres in the table above represent the number of acres that are owned for the mineral rights under a given tract of land, whereas the 69,880 developed and undeveloped net royalty acres are our net mineral acres normalized to 1/8th royalty leasing terms. As an example, if 100 net mineral acres were leased for a 25% royalty, this would be equivalent to 200 net royalty acres, normalized to 1/8th royalty (100 x .25/.125 = 200).

Our royalty interests are predominately perpetual mineral interests. As a mineral interest owner, we generally hold our acreage in perpetuity and not through a lease. As a result, our undeveloped acreage is not generally subject to expiration. Our royalty interests do include a small portion that come in the form of overriding royalites (ORRI) that are subject to lease terminations once the wells on that lease cease to produce oil & gas in commercial quantities. As a result, we do have limited long-dated lease expiration exposure; however, nearly all of these ORRIs are part of leases with proved developed producing reserves and ongoing development that we believe will be sufficient to maintain these leases for decades.

Oil & Gas Production Prices and Production Costs

For the year ended December 31, 2025, 44.5% of our production and 75.2% of our oil & gas revenues were related to oil production and sales, respectively. The following table sets forth information regarding production of oil & gas including our equity investment in AllDale III and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Production:
Oil (MBbls)	1,677	1,543	1,462
Natural gas (MMcf)	7,097	6,758	6,161
Natural gas liquids (MBbls)	908	850	726
BOE (MBbls)
Permian Basin	3,034	2,755	2,496
Anadarko Basin	415	413	409
Williston Basin	174	226	170
Other	145	126	140
Total BOE	3,768	3,520	3,215
Average Realized Prices:
Oil (per Bbl)	$64.12	$75.03	$77.40
Natural gas (per Mcf)	$2.22	$1.43	$2.03
Natural gas liquids (per Bbl)	$21.74	$20.44	$23.15
BOE (MBbls)	$37.96	$40.58	$44.32
Unit cost per BOE:
Production and ad valorem taxes	$3.87	$4.29	$4.37

Productive Wells

As of December 31, 2025, our productive wells were as follows:

Productive Wells
Horizontal				Vertical
Oil		Gas		Oil		Gas
Gross	Net	Gross	Net	Gross	Net	Gross	Net

11,916	37	1,207	4	5,272	21	534	2

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. We do not own any material working interests in any wells and therefore use our net revenue interest to determine our net wells.

Drilling Results

As a holder of mineral interests, we generally do not receive information as to whether wells drilled on the acreage associated with our mineral interests are classified as exploratory or as developmental wells. We are not aware of any dry holes drilled on the acreage associated with our mineral interests during the year ended December 31, 2025. Based on our net revenue interests, 4, 9 and 10 net wells were drilled on our interests during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Litigation was initiated in November 2019 in the U.S. District Court for the Western District of Kentucky (Branson v. Webster County Coal, LLC, et al.) against certain of our subsidiaries in which the plaintiffs allege violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. A similar lawsuit was initiated in March 2020 in the U.S. District Court for the Eastern District of Kentucky (Brewer v. Alliance Coal, LLC, et al.). Subsequently, four additional lawsuits making similar allegations were initiated against certain of our subsidiaries: filed March 4, 2021 in the Circuit Court for Hopkins County, Kentucky (Johnson v. Hopkins County Coal, LLC, et al.); filed April 6, 2021 in the U.S. District Court for the Northern District of West Virginia (Rettig v. Mettiki Coal WV, LLC, et al.); filed April 9, 2021 in the U.S. District Court for the Southern District of Illinois (Cates v. Hamilton County Coal, LLC, et al.); and filed April 13, 2021 in the U.S. District Court for the Southern District of Indiana (Prater v. Gibson County Coal, LLC, et al.). The plaintiffs in these cases sought class and collective action certification, which we opposed. The plaintiffs sought to recover alleged compensatory, liquidated and/or exemplary damages for the alleged underpayment, and costs and fees that potentially may be recoverable under applicable law. In April 2024, we entered into a settlement agreement with the plaintiffs pursuant to which we agreed to settle all six cases for $15.3 million. In November 2025, the court approved the parties’ settlement and settlement checks were distributed in December 2025. Following an acceptance period, the parties will file a joint notice of the acceptance period’s conclusion and a notice of voluntary dismissal with prejudice.

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

The common units representing limited partners’ interests are listed on the NASDAQ Global Select Market under the symbol “ARLP.” The common units began trading on August 20, 1999. There were approximately 58,402 record holders of common units at December 31, 2025.

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

During the three months ended December 31, 2025, we did not repurchase and retire any units. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million. The remaining authorized amount for unit repurchases under this program was $80.6 million as of December 31, 2025.

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

Executive Overview

Organization

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers, as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. Our core objective is to maximize the value of our mineral asset base—both through coal production from our mining operations and through the leasing and development of our coal and oil & gas mineral interests. Our strategy is to provide reliable, baseload fuel for electricity generating customers while positioning the Partnership for long-term growth through investments in energy and related infrastructure. Leveraging our relationships with electric utilities, industrial customers, and government partners, we intend to pursue strategic opportunities that complement our operational strengths. We believe our diverse resource portfolio and targeted investments will continue to create long-term value for our unitholders.

We are the second largest coal producer in the eastern United States and as of December 31, 2025, we operated seven underground mining complexes across Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal-loading terminal on the Ohio River in Indiana. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial customers.

We also own mineral and royalty interests in approximately 70,000 net royalty acres, including approximately 4,000 net royalty acres attributable to our equity interest in AllDale III, in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins. While we own both oil & gas mineral and royalty interests, we refer to them collectively as mineral interests throughout our discussions of our business as the majority of our holdings are mineral interests. We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from their development of those mineral interests. We expect reserve additions and the related cash flows to grow through further development of our existing mineral interests as well as acquisitions of additional mineral interests.

We also hold coal mineral reserves and resources in Illinois, Indiana, Kentucky, Pennsylvania and West Virginia. Substantially all of our coal mineral resources and a majority of our coal mineral reserves are owned or leased by Alliance Resource Properties, which are (a) leased or subleased to our mining complexes or (b) near other internal and external coal mining operations but not yet leased. We generate intercompany royalty income through the leasing and development of our coal mineral reserves and resources.

Beyond our core mineral platform, we have invested in growth-oriented businesses and energy-related technologies. Our subsidiary, Matrix Group, develops and markets industrial, mining and technology products and services worldwide and our subsidiary, Bitiki, mines bitcoin. We have also made investments in emerging energy and infrastructure opportunities, including Infinitum, NGP ET IV and Gavin Generation.

Please see “Item 1. Business and Item 2. Properties” for a more detailed discussion of our various businesses.

As of December 31, 2025, we had four reportable segments: Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties.

●	The Illinois Basin Coal Operations reportable segment includes (a) the Gibson mining complex, (b) the Warrior mining complex, (c) the River View mining complex and (d) the Hamilton mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

●	The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and (c) the MC Mining mining complex.

●	The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity interests in AllDale III.

●	The Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties. Approximately 73% of the coal sold by our coal operations’ mines was leased from our Coal Royalties entities for the year ended December 31, 2025.

●	Other, Corporate and Elimination includes marketing and administrative activities, the Matrix Group, Bitiki (which holds our crypto-mining activities), our non-oil & gas investments, Wildcat Insurance (which assists the ARLP Partnership with its insurance requirements), and AROP Funding and Alliance Resource Finance Corporation (both discussed in “Item 8. Financial Statements and Supplementary Data – Note 12 – Long-Term Debt”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Risks and Uncertainties

We face a variety of risks and uncertainties that management considers in the operation and planning of our businesses, which could affect our financial position and results of operations. For additional information regarding our risks and uncertainties that affect our business and the industries in which we operate, see “Item 1A. Risk Factors”.

Business Strategy

Our primary business strategy is to create sustainable, capital-efficient growth in available cash to maximize unitholder returns by:

●	expanding our coal operations by adding and developing mines and coal mineral reserves and resources in existing, adjacent or neighboring properties;
●	extending the lives of our mining operations through the acquisition and development of coal mineral reserves and resources using our existing infrastructure;
●	continuing to make productivity improvements to remain a low-cost coal producer in each region in which we operate;
●	strengthening our position with existing and future customers by offering a broad range of coal qualities, transportation alternatives and customized services;
●	developing strategic relationships to take advantage of opportunities within the coal and oil & gas industries and in other industries;
●	continuing to make investments in oil & gas mineral interests in various geographic locations within producing basins in the continental United States;
●	strengthen and expand our technology company, Matrix Group, as we continue to develop and market industrial, mining and technology products and services worldwide; and
●	continuing to identify and make strategic investments in the growth and development of energy and related infrastructure opportunities to leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation.

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

Analysis of Historical Results of Operations – 2025 Compared with 2024

Consolidated Information

	Year Ended December 31,
	2025	2024	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	32,967	33,319	(352)	(1.1)%
Tons produced	33,167	32,206	961	3.0%
Volume - BOE (1)	3,648	3,402	246	7.2%
Coal sales	$1,932,515	$2,111,803	$(179,288)	(8.5)%
Oil & gas royalties	$137,849	$138,311	$(462)	(0.3)%
Total revenues	$2,194,811	$2,448,708	$(253,897)	(10.4)%
Segment Adjusted EBITDA Expense (2)	$1,391,230	$1,530,001	$(138,771)	(9.1)%
Net income of ARLP	$311,163	$360,855	$(49,692)	(13.8)%
Segment Adjusted EBITDA (2)	$781,858	$796,454	$(14,596)	(1.8)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues decreased 10.4% to $2.19 billion in 2025 compared to $2.45 billion 2024 primarily due to lower coal sales pricing and transportation revenues.

●	Coal sales decreased to $1.93 billion in 2025 compared to $2.11 billion in 2024. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $157.0 million and lower tons sold, which reduced coal sales by $22.3 million. Coal sales prices decreased by 7.5% as a result of lower domestic price realizations at several mines due to the continued roll-off of higher-priced contracts entered into during the energy crisis and reduced export price realizations from our MC Mining and Mettiki mines.

●	Transportation revenues and expenses were $36.6 million and $112.6 million in 2025 and 2024, respectively. The decrease of $76.0 million was primarily attributable to lower third-party transportation rates in 2025 and decreased coal shipments to the international markets for which we arrange third-party transportation. Transportation revenues are recognized when title to the coal passes to the customer and recognized in an amount equal to the corresponding transportation expenses.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 9.1% to $1.39 billion in 2025 primarily related to our coal operations which decreased 9.3% to $1.36 billion, as a result of lower per ton costs and sales volumes. Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 8.4% to $41.29 per ton sold in 2025 compared to $45.07 per ton in 2024, primarily due to an increased sales mix of tons from lower cost operations, higher recoveries from several mines and fewer longwall move days at our Hamilton operation as well as the following per ton cost decreases:

●	Labor and benefit expenses, excluding workers’ compensation, per ton produced decreased 6.8% to $13.06 per ton in 2025 from $14.01 per ton in 2024. The decrease of $0.95 per ton was primarily due to lower direct labor costs at several mines.

●	Material and supplies expenses per ton produced decreased 12.2% to $13.95 per ton in 2025 from $15.88 per ton in 2024. The decrease of $1.93 per ton produced primarily reflects decreases of $0.67 per ton for roof support, $0.33 per ton in longwall subsidence expense, and $0.28 per ton for contract labor used in the mining process.

●	Maintenance expenses per ton produced decreased 13.1% to $4.70 per ton in 2025 from $5.41 per ton in 2024. The decrease of $0.71 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Outside coal purchases decreased to $21.8 million in 2025 compared to $35.8 million in 2024. The decrease in outside coal purchases benefited costs per ton in 2025 since the cost of outside coal purchases is generally higher on a per ton basis than our produced coal.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $299.4 million in 2025 compared to $285.4 million in 2024 primarily as a result of recent capital investments at our River View and Tunnel Ridge mines.

Asset impairments

During 2024, we recorded $31.1 million of non-cash asset impairment charges as a result of our decision to reduce production at our MC Mining operation due to market uncertainty, challenging geology and higher costs. Please read “Item 8. Financial Statements and Supplementary Data—Note 9 – Long-Lived Asset Impairments” for more information.

Equity method investment income (loss)

We had equity method investment income of $21.0 million in 2025 compared to an equity method investment loss of $5.0 million in 2024. The change was primarily due to income attributable to our investments in Gavin Generation and NGP ET IV.

Change in fair value of digital assets

We recorded a $4.4 million decrease in the fair value of our digital assets in 2025 compared to an increase of $22.4 million during 2024 reflecting the movement in the price of bitcoin during each period.

Impairment loss on investments

During 2025, we recorded impairments totaling $28.0 million on our equity and debt investments in Ascend. Please read “Item 8. Financial Statements and Supplementary Data—Note 10 – Investments” for more information.

Net income attributable to ARLP

Net income attributable to ARLP for 2025 was $311.2 million, or $2.40 per basic and diluted limited partner unit, compared to $360.9 million, or $2.77 per basic and diluted limited partner unit, for 2024 as a result of lower revenues and a decrease in the fair value of our digital assets in 2025, partially offset by reduced operating expenses and increased investment income.

Segment Adjusted EBITDA

Our 2025 Segment Adjusted EBITDA decreased $14.6 million, or 1.8%, to $781.9 million from 2024 Segment Adjusted EBITDA of $796.5 million.

Segment Information

	Year Ended December 31,
	2025	2024	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	25,769	24,787	982	4.0%
Coal sales	$1,342,334	$1,399,100	$(56,766)	(4.1)%
Other revenues	$8,861	$11,901	$(3,040)	(25.5)%
Segment Adjusted EBITDA Expense	$894,521	$937,083	$(42,562)	(4.5)%
Segment Adjusted EBITDA	$456,674	$473,918	$(17,244)	(3.6)%

Appalachia Coal Operations
Tons sold	7,198	8,532	(1,334)	(15.6)%
Coal sales	$590,181	$712,703	$(122,522)	(17.2)%
Other revenues	$2,877	$3,091	$(214)	(6.9)%
Segment Adjusted EBITDA Expense	$459,351	$551,734	$(92,383)	(16.7)%
Segment Adjusted EBITDA	$133,707	$164,060	$(30,353)	(18.5)%

Oil & Gas Royalties
Volume - BOE (1)	3,648	3,402	246	7.2%
Oil & gas royalties	$137,849	$138,311	$(462)	(0.3)%
Other revenues	$1,707	$825	$882	106.9%
Segment Adjusted EBITDA Expense	$18,447	$19,853	$(1,406)	(7.1)%
Segment Adjusted EBITDA	$117,528	$116,958	$570	0.5%

Coal Royalties
Volume - Tons sold (2)	24,120	21,085	3,035	14.4%
Intercompany coal royalties	$80,471	$69,676	$10,795	15.5%
Segment Adjusted EBITDA Expense	$27,612	$25,759	$1,853	7.2%
Segment Adjusted EBITDA	$52,859	$43,982	$8,877	20.2%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our coal operations segments associated with coal reserves leased from our Coal Royalties Segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 3.6% to $456.7 million in 2025 from $473.9 million in 2024. The decrease of $17.2 million was primarily attributable to lower coal sales prices, partially offset by higher sales volumes and lower operating expenses. Coal sales price per ton decreased by 7.7% compared to 2024 as a result of lower domestic price realizations across the region. Sales volumes increased by 4.0% compared to 2024 due primarily to increased tons sold from our Hamilton and River View mines. Segment Adjusted EBITDA Expense decreased 4.5% compared to 2024 due to lower operating expenses per ton. Segment Adjusted EBITDA Expense per ton in 2025 decreased by 8.2% compared to 2024 due primarily to increased production and improved recoveries at our River View and Hamilton mines, higher volumes at our Warrior operation, and reduced longwall move days at Hamilton.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 18.5% to $133.7 million in 2025 from $164.1 million in 2024. The decrease of $30.4 million was primarily attributable to lower coal sales, which decreased 17.2% to $590.2 million in 2025 from $712.7 million in 2024, partially offset by lower operating expenses. The decrease in coal sales reflects lower coal sales volumes and price realizations. Tons sold decreased by 15.6% in 2025 compared to 2024 primarily as a result of lower production levels at Tunnel Ridge due to challenging mining conditions and the recent transition to a new longwall district. Average coal sales price per ton decreased by 1.8% compared to 2024 primarily due to reduced domestic pricing from our Tunnel Ridge and MC Mining operations and lower export price realizations from MC Mining and Mettiki, partially offset by a greater mix of higher priced sales tons from the MC Mining and Mettiki operations during 2025. Segment Adjusted EBITDA Expense decreased 16.7% to $459.4 million in 2025 from $551.7 million in 2024 due to reduced volumes and lower per ton operating expenses. Segment Adjusted EBITDA Expense per ton for 2025 decreased by 1.3% compared to 2024 due to higher recoveries at the Mettiki and MC Mining operations.

Oil & Gas Royalties – Segment Adjusted EBITDA increased slightly to $117.5 million for 2025 from $117.0 million in 2024. The increase was primarily due to increased volumes in 2025, which increased by 7.2%, higher other revenues and lower expenses, partially offset by lower average sales price per BOE, which decreased 7.0% to $37.79 per BOE. Higher BOE volumes during 2025 resulted from increased drilling and completion activities on our properties and additional volumes from oil & gas mineral interest acquisitions.

Coal Royalties – Segment Adjusted EBITDA increased 20.2% to $52.9 million for 2025 from $44.0 million in 2024. The $8.9 million increase was a result of increased royalty tons sold and higher average royalty rates per ton.

Analysis of Historical Results of Operations – 2024 Compared with 2023

For discussion and analysis of 2024 compared to 2023, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated by reference herein.

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net income	$317,250	$365,557
Noncontrolling interest	(6,087)	(4,702)
Net income attributable to ARLP	$311,163	$360,855
General and administrative	83,119	82,224
Depreciation, depletion and amortization	299,436	285,446
Asset impairments	—	31,130
Interest expense, net	36,984	28,007
Change in fair value of digital assets	4,354	(22,395)
Impairment loss on investments	28,037	—
Litigation expense accrual	—	15,250
Income tax expense	18,765	15,937
Consolidated Segment Adjusted EBITDA	$781,858	$796,454

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Year Ended December 31,
	2025	2024

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$1,368,521	$1,507,398
Litigation expense accrual	—	(15,250)
Outside coal purchases	21,820	35,791
Other expense	889	2,062
Consolidated Segment Adjusted EBITDA Expense	$1,391,230	$1,530,001

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions. We believe that existing cash balances, consisting of cash and cash equivalents of $71.2 million at December 31, 2025, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments. Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of the Credit Agreement and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected. Please see “Item 1A. Risk Factors.”

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of December 31, 2025. No units were repurchased during the year ended December 31, 2025. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units, and repurchases may be commenced or suspended from time to time without prior notice. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities” for more information on the unit repurchase program.

Securitization Facility

In January 2026, we extended the term of our $75.0 million Securitization Facility to January 2027. For additional information on the Securitization Facility please read “Item 8. Financial Statements and Supplementary Data—Note 12 – Long-Term Debt”.

Cash Flows

Cash provided by operating activities was $651.1 million for 2025 compared to $803.1 million for 2024. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade receivables and other miscellaneous changes. These decreases were partially offset by favorable working capital changes primarily related to accounts payable, other receivables, and accrued payroll and related benefits.

Net cash used in investing activities was $331.3 million for 2025 compared to $440.7 million for 2024. The decrease in cash used in investing activities was primarily due to the decrease in capital expenditures and a decrease in oil & gas reserve acquisitions in 2025 as compared to 2024. This decrease was partially offset by increased contributions to equity method investments, changes in accounts payable and accrued liabilities and the purchase of equity securities during 2025.

Net cash used in financing activities was $385.7 million for 2025 compared to $285.3 million for 2024. The increase in cash used in financing activities was primarily attributable to proceeds from the issuance of our 2029 Senior Notes and from an equipment financing in 2024. These increases were partially offset by reduced payments on long-term debt, reduced distributions paid to partners in 2025 and the payment for cash settlement of grants under deferred compensation plans in 2024.

Capital Expenditures

For 2026, we are targeting total capital expenditures between $280 million and $300 million. We project average estimated annual maintenance capital expenditures over the next five years of approximately $7.23 per ton produced.

Other Cash Requirements

We expect to incur significant future cash outflows for scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis as follows:

Year Ended
December 31,	(in thousands)
2026	$49,663
2027	49,585
2028	21,447
2029	418,249
2030	12,785
Thereafter	543,491
$1,095,220

For additional information on our future cash requirements other than capital expenditures, please see “Item 8. Financial Statements and Supplementary Data—Note 12 – Long-Term Debt,” “—Note 11 – Leases,” “—Note 14 – Employee Benefit Plans,” “—Note 15 – Asset Retirement Obligations,” and “—Note 13 – Accrued Workers’ Compensation and Pneumoconiosis Benefits”

In addition to the cash outflows discussed above, we have liabilities totaling $164.9 million expected to be paid in 2026 and $55.6 million in years thereafter. Our liabilities include accounts payable, accrued expenses, contingent consideration and other miscellaneous liabilities which include amounts payable for subsidence and deferred income taxes. We also have contractual commitments of $94.3 million as of December 31, 2025, that we expect to pay during 2026. Please see “Item 8. Financial Statements and Supplementary Data—Note 16 – Commitments and Contingencies.”

Off-Balance-Sheet Arrangements

We use a combination of surety bonds and letters of credit to secure our financial obligations for reclamation, workers’ compensation and other obligations as follows as of December 31, 2025:

		Workers'
	Reclamation	Compensation
	Obligation	Obligation	Other	Total

	(in millions)
Surety bonds	$158.0	$66.0	$13.8	$237.8
Letters of credit	—	38.5	19.2	57.7

Insurance

Effective October 1, 2025, we renewed our property and casualty insurance program through September 30, 2026. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance. Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 2.50% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

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

Business Combinations

We account for business acquisitions using the purchase method of accounting. See “Item 8. Financial Statements and Supplementary Data—Note 4 – Acquisitions” for more information on the Skyland and Elk Range Acquisitions. Assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess purchase price over the fair value of net assets acquired, if any, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired business’ balance sheet, it may be several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

For the Skyland and Elk Range Acquisitions, we determined a fair value for the acquired mineral interests using an income approach consisting of discounted cash flow models. The assumptions used in the discounted cash flow models included estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates.

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

Workers’ Compensation and Pneumoconiosis (Black Lung) Benefits

We provide income replacement and medical treatment for work-related traumatic injury claims as required by applicable state laws. We generally provide for these claims through self-insurance programs. Workers’ compensation laws also compensate survivors of workers who suffer employment related deaths. Our liability for traumatic injury claims is the estimated present value of current workers’ compensation benefits, based on our actuary estimates. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claim development patterns, mortality, medical costs and interest rates. See “Item 8. Financial Statements and Supplementary Data—Note 13 – Accrued Workers’ Compensation and Pneumoconiosis Benefits” for additional discussion. We had accrued liabilities for workers’ compensation of $49.4 million and $47.9 million for these costs at December 31, 2025 and 2024, respectively. A one-percentage-point reduction in the discount rate would have increased operating expense by approximately $2.1 million for the year ended December 31, 2025. We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a particular claim year have been met. Our receivables for traumatic injury claims under this policy as of December 31, 2025 and 2024 were $4.1 million and $3.7 million, respectively.

Coal mining companies are subject to FMSHA and various state statutes for the payment of medical and disability benefits to eligible recipients related to coal worker’s pneumoconiosis, or black lung. We provide for these claims through self-insurance programs. Our pneumoconiosis benefits liability is calculated using the service cost method based on the actuarial present value of the estimated pneumoconiosis benefits obligation. Our actuarial calculations are based on numerous assumptions including disability incidence, medical costs, mortality, death benefits, dependents and discount rates. We had accrued liabilities of $105.0 million and $124.3 million for the pneumoconiosis benefits at December 31, 2025 and 2024, respectively. A one-percentage-point reduction in the discount rate would have increased the expense recognized for the year ended December 31, 2025 by approximately $0.8 million. Under the service cost method used to estimate our pneumoconiosis benefits liability, actuarial gains or losses attributable to changes in actuarial assumptions, such as the discount rate, are amortized over the remaining service period of active miners.

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

Asset Retirement Obligations

SMCRA and similar state statutes require that mined property be restored in accordance with specified standards and an approved reclamation plan. A liability is recorded for the estimated cost of future mine asset retirement and closing procedures on a present value basis when incurred or acquired and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. Those costs relate to permanently sealing portals at underground mines and to reclaiming the final pits and support surface acreage for both our underground mines and past surface mines. Examples of these types of costs, common to both types of mining, include, but are not limited to, removing or covering refuse piles and settling ponds, water treatment obligations, and dismantling preparation plants, other facilities and roadway infrastructure. Accrued liabilities of $157.6 million and $158.8 million for these costs are recorded at December 31, 2025 and 2024, respectively. See “Item 8. Financial Statements and Supplementary Data—Note 15 – Asset Retirement Obligations” for additional information. The liability for asset retirement and closing procedures is sensitive to changes in cost estimates, estimated mine lives and timing of post-mine reclamation activities. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in timing of the performance of reclamation activities), the revisions to the obligation and asset are recognized at the appropriate credit-adjusted, risk-free interest rate.

Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. Depreciation is generally determined on a units-of-production basis and accretion is generally recognized over the life of the producing assets.

On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes approved by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability associated with these assumptions resulted in a decrease of $4.2 million for the year ended December 31, 2025. Adjustments to the liability associated with these assumptions resulted in an increase of $5.6 million for the year ended December 31, 2024.

While the precise amount of these future costs cannot be determined with certainty, we have estimated the costs and timing of future asset retirement obligations escalated for inflation, then discounted and recorded at the present value of those estimates. Discounting resulted in reducing the accrual for asset retirement obligations by $112.3 million and $120.1 million at December 31, 2025 and 2024, respectively. We estimate that the aggregate undiscounted cost of final mine closure is approximately $269.9 million and $278.9 million at December 31, 2025 and 2024, respectively. If our assumptions differ from actual experiences, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated.

Related–Party Transactions

See “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” and “Item 13. Certain Relationship and Related Transactions, and Director Independence” for a discussion of our related-party transactions.

New Accounting Standards

See “Item 8. Financial Statements and Supplementary Data—Note 2 – Summary of Significant Accounting Policies” for a discussion of new accounting standards.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts as evidenced by approximately 84.6% of our sales tonnage being sold under long-term sales contracts in 2025. Many of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both. For additional discussion of coal supply agreements, please see “Item 1. Business—Coal Marketing and Sales” and “Item 8. Financial Statements and Supplementary Data—Note 20 – Concentration of Credit Risk and Major Customers.”

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas. Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods. Also, a significant decline in oil & gas prices would have a significant impact on our oil & gas royalty revenues.

We have exposure to coal and oil & gas sales prices and price risk for supplies that are used directly or indirectly in the normal course of coal and oil & gas production such as electricity, steel and other supplies. We manage our risk for these items through strategic sourcing contracts for normal quantities required by our operations. Historically, we have not utilized any commodity price-hedges or other derivatives related to either our sales price or supply cost risks but may do so in the future.

Credit Risk

In 2025, approximately 89.2% of our tons sold were purchased by U.S. electric utilities and 8.6% were sold into the international markets through brokered transactions. Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See “Item 8. Financial Statements and Supplementary Data—Note 12 – Long-Term Debt” for more information on our Securitization Facility.

Exchange Rate Risk

The majority of our transactions are denominated in United States dollars, and as a result, we do not have material exposure to currency exchange-rate risks. However, because we periodically sell our coal internationally in United States dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the United States dollar or against foreign purchasers’ local currencies, those competitors may be able to offer lower prices for coal to these purchasers. Furthermore, if the currencies of overseas purchasers were to significantly decline in value in comparison to the United States dollar, those purchasers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets.

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Term Loan and Securitization Facility are at variable rates and, as a result, we have interest rate exposure. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We had $31.6 million in borrowings under Term Loan at December 31, 2025. We did not have any outstanding borrowings on either the Revolving Credit Facility or the Securitization Facility at December 31, 2025. A one percentage point increase in the interest rates related to the Term Loan would result in an annualized increase in interest expense of $0.3 million, based on borrowing levels at December 31, 2025. With respect to our fixed-rate borrowings, we had $400.0 million in borrowings under our 2029 Senior Notes and $31.8 million in borrowings under our equipment financings at December 31, 2025. A one percentage point increase in interest rates would result in a decrease of approximately $13.3 million in the estimated fair value of these borrowings.

The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.” The fair values of long-term debt are estimated using discounted cash flow analyses, based on our incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2025 and 2024.

The carrying amounts and fair values of financial instruments are as follows:

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2025	2026	2027	2028	2029	2030	Total	2025
	(dollars in thousands)
Fixed rate debt	$13,978	$15,182	$2,655	$400,000	$—	$431,815	$477,203
Weighted-average interest rate	8.61%	8.62%	8.62%	8.63%	—%

Variable rate debt	$14,063	$14,063	$3,515	$—	$—	$31,641	$31,641
Weighted-average interest rate (1)	7.71%	7.71%	7.71%	—%	—%

							Fair Value
Expected Maturity Dates							December 31,
as of December 31, 2024	2025	2026	2027	2028	2029	Total	2024
	(dollars in thousands)
Fixed rate debt	$12,607	$14,240	$15,182	$2,655	$400,000	$444,684	$477,757
Weighted-average interest rate	8.60%	8.61%	8.62%	8.62%	8.63%

Variable rate debt	$14,062	$14,063	$14,063	$3,515	$—	$45,703	$45,703
Weighted-average interest rate (1)	7.71%	7.71%	7.71%	7.71%	—%
(1)	Interest rate of variable rate debt equal to the rate effective at December 31, 2025 and 2024, held constant for the remaining term of the outstanding borrowing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Alliance Resource Management GP, LLC

and Unitholders of Alliance Resource Partners, L.P.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and partners’ capital for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the

U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of workers’ compensation and pneumoconiosis benefit obligations

As described further in Note 13 to the consolidated financial statements, the Partnership provides income replacement and medical treatment for work-related traumatic injury claims and compensation to survivors of workers who suffer employment-related deaths. The Partnership is also liable to pay benefits for black lung disease (or pneumoconiosis) to eligible employees and former employees and their dependents. As of December 31, 2025, the Partnership’s aggregate workers’ compensation and pneumoconiosis benefit obligations were approximately $154 million. We identified valuation of workers’ compensation and pneumoconiosis benefit obligations as a critical audit matter.

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

Tulsa, Oklahoma

February 26, 2026

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND 2024

(In thousands, except unit data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,212	$136,962
Trade receivables (net of allowance of $5,360 and $2,087, respectively)	129,686	166,829
Other receivables	1,992	10,158
Inventories, net	142,619	120,661
Advance royalties	10,496	11,422
Digital assets	51,834	45,037
Prepaid expenses and other assets	22,215	22,161
Total current assets	430,054	513,230
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,502,648	4,435,535
Less accumulated depreciation, depletion and amortization	(2,364,206)	(2,269,265)
Total property, plant and equipment, net	2,138,442	2,166,270
OTHER ASSETS:
Advance royalties	72,412	70,264
Equity method investments	69,638	35,532
Equity securities	82,466	92,541
Operating lease right-of-use assets	17,065	15,871
Other long-term assets	43,711	22,022
Total other assets	285,292	236,230
TOTAL ASSETS	$2,853,788	$2,915,730

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$81,809	$98,188
Accrued taxes other than income taxes	20,319	21,051
Accrued payroll and related expenses	31,244	26,946
Accrued interest	2,012	1,821
Workers' compensation and pneumoconiosis benefits	15,901	14,838
Other current liabilities	29,495	48,023
Current maturities, long-term debt, net	23,646	22,275
Total current liabilities	204,426	233,142
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	427,137	450,885
Pneumoconiosis benefits	100,740	120,152
Workers' compensation	37,742	37,177
Asset retirement obligations	153,247	155,156
Long-term operating lease obligations	14,591	13,638
Deferred income tax liabilities	27,732	29,353
Other liabilities	27,951	22,694
Total long-term liabilities	789,140	829,055
Total liabilities	993,566	1,062,197

COMMITMENTS AND CONTINGENCIES - (Note 16)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,428,024 and 128,061,981 units outstanding, respectively	1,843,627	1,867,850
Accumulated other comprehensive loss	(1,026)	(35,103)
Total ARLP Partners' Capital	1,842,601	1,832,747
Noncontrolling interest	17,621	20,786
Total Partners' Capital	1,860,222	1,853,533
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,853,788	$2,915,730

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
SALES AND OPERATING REVENUES:
Coal sales	$1,932,515	$2,111,803	$2,210,210
Oil & gas royalties	137,849	138,311	137,751
Transportation revenues	36,612	112,590	142,290
Other revenues	87,835	86,004	76,450
Total revenues	2,194,811	2,448,708	2,566,701

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	1,368,521	1,507,398	1,368,787
Transportation expenses	36,612	112,590	142,290
Outside coal purchases	21,820	35,791	36,149
General and administrative	83,119	82,224	79,096
Depreciation, depletion and amortization	299,436	285,446	267,982
Asset impairments	—	31,130	—
Total operating expenses	1,809,508	2,054,579	1,894,304

INCOME FROM OPERATIONS	385,303	394,129	672,397

Interest expense (net of interest capitalized of $10,663, $12,843 and $6,706, respectively)	(39,735)	(35,229)	(36,091)
Interest income	2,751	7,222	9,394
Net income (loss) on equity method investments	20,976	(4,961)	(1,468)
Change in fair value of digital assets	(4,354)	22,395	—
Impairment loss on investments - (Note 10)	(28,037)	—	—
Other income (expense)	(889)	(2,062)	218
INCOME BEFORE INCOME TAXES	336,015	381,494	644,450

INCOME TAX EXPENSE	18,765	15,937	8,280

NET INCOME	317,250	365,557	636,170

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(6,087)	(4,702)	(6,052)

NET INCOME ATTRIBUTABLE TO ARLP	$311,163	$360,855	$630,118

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$1,384
LIMITED PARTNERS	$311,163	$360,855	$628,734

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$2.40	$2.77	$4.81

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,387,910	127,964,744	127,180,312

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023

NET INCOME	$317,250	$365,557	$636,170

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	9	186	186
Net actuarial gain	7,351	8,507	2,894
Amortization of net actuarial loss (1)	—	383	682
Total defined benefit pension plan adjustments	7,360	9,076	3,762

Pneumoconiosis benefits
Net actuarial gain (loss)	25,571	13,990	(25,615)
Amortization of net actuarial loss (1)	928	3,356	1,382
Total pneumoconiosis benefits adjustments	26,499	17,346	(24,233)

Foreign currency translation adjustment	218	—	—

OTHER COMPREHENSIVE INCOME (LOSS)	34,077	26,422	(20,471)

COMPREHENSIVE INCOME	351,327	391,979	615,699

Less: Comprehensive income attributable to noncontrolling interest	(6,087)	(4,702)	(6,052)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$345,240	$387,277	$609,647
(1)	Amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost (see Notes 13 and 14 for additional details).

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317,250	$365,557	$636,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	299,436	285,446	267,982
Non-cash compensation expense	8,874	10,614	12,864
Coal inventory adjustment to market	4,868	24,568	33,296
Net loss (income) on equity method investments	(20,976)	4,961	1,468
Distributions from equity method investments	10,761	2,377	2,567
Net gain on sale of property, plant and equipment	(1,543)	(262)	(3,230)
Asset impairment	—	31,130	—
Change in deferred income tax	(884)	(2,185)	(8,973)
Change in fair value of digital assets	4,354	(22,395)	—
Other non-cash change in digital assets	(11,151)	(10,358)	(12,516)
Impairment loss on investments	28,037	—	—
Other	20,276	20,844	10,316
Changes in operating assets and liabilities:
Trade receivables	37,241	115,793	(41,210)
Other receivables	8,166	(1,201)	(1,077)
Inventories, net	(20,004)	(22,243)	(78,004)
Prepaid expenses and other assets	(10)	(3,068)	4,108
Advance royalties	(1,222)	(2,781)	(3,636)
Accounts payable	(5,620)	(19,223)	17,842
Accrued taxes other than income taxes	(727)	44	(1,960)
Accrued payroll and related benefits	4,297	(2,938)	(9,739)
Pneumoconiosis benefits	7,207	9,199	3,924
Workers' compensation	1,508	(105)	(1,477)
Other	(39,002)	19,357	(4,484)
Total net adjustments	333,886	437,574	188,061
Net cash provided by operating activities	651,136	803,131	824,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(263,280)	(428,741)	(379,338)
Change in accounts payable and accrued liabilities	(10,826)	9,142	(29,695)
Proceeds from sale of property, plant and equipment	2,541	1,626	3,710
Contributions to equity method investments	(25,384)	(2,896)	(2,518)
Purchase of equity securities	(14,925)	—	(49,560)
Purchase of debt securities	(3,037)	—	—
JC Resources acquisition	—	—	(64,999)
Oil & gas reserve business combinations	(10,000)	—	(14,459)
Oil & gas reserve asset acquisitions	(7,837)	(24,733)	(24,225)
Other	1,493	4,938	7,762
Net cash used in investing activities	(331,255)	(440,664)	(553,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	84,000	75,000	—
Payments under securitization facility	(84,000)	(75,000)	—
Proceeds from equipment financings	—	54,626	—
Payments on equipment financings	(12,870)	(11,981)	(24,970)
Borrowings under revolving credit facilities	—	20,000	—
Payments under revolving credit facilities	—	(20,000)	—
Borrowing under long-term debt	—	400,000	75,000
Payments on long-term debt	(14,063)	(299,842)	(129,455)
Payment of debt issuance costs	—	(11,442)	(12,376)
Payments for purchases of units under unit repurchase program	—	—	(19,432)
Payments for purchase of units and tax withholdings related to settlements under deferred compensation plans	(7,082)	(15,544)	(10,334)
Cash settlement of grants under deferred compensation plans	—	(21,786)	—
Excess purchase price over the contributed basis from JC Resources acquisition	—	—	(7,251)
Cash retained by JC Resources in acquisition	—	—	(2,933)
Distributions paid to Partners	(337,178)	(363,430)	(364,579)
Other	(14,537)	(15,919)	(10,789)
Net cash used in financing activities	(385,730)	(285,318)	(507,119)
Effect of exchange rate changes on cash and cash equivalents	99	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,750)	77,149	(236,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	136,962	59,813	296,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,212	$136,962	$59,813

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except unit data)

	Number of			Accumulated
	Limited	Limited	General	Other
	Partner	Partners'	Partner's	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Capital	Income (Loss)	Interest	Capital
Balance at January 1, 2023	127,195,219	$1,656,025	$66,548	$(41,054)	$26,507	$1,708,026
Comprehensive income:
Net income	—	628,734	1,384	—	6,052	636,170
Actuarially determined long-term liability adjustments	—	—	—	(20,471)	—	(20,471)
Total comprehensive income						615,699
Settlement of deferred common unit- based compensation plans	860,060	(10,334)	—	—	—	(10,334)
Purchase of units under unit repurchase program	(929,842)	(19,432)	—	—	—	(19,432)
Common unit-based compensation	—	12,864	—	—	—	12,864
Distributions on deferred common unit-based compensation	—	(8,530)	—	—	—	(8,530)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(8,464)	(8,464)
JC Resources acquisition	—	(7,251)	(64,999)	—	—	(72,250)
Cash retained by JC Resources in acquisition	—	—	(2,933)	—	—	(2,933)
Distributions to Partners	—	(356,049)	—	—	—	(356,049)
Balance at December 31, 2023	127,125,437	1,896,027	—	(61,525)	24,095	1,858,597
Cumulative-effect adjustment - See Note 2	—	6,232	—	—	—	6,232
Comprehensive income:
Net income	—	360,855	—	—	4,702	365,557
Actuarially determined long-term liability adjustments	—	—	—	26,422	—	26,422
Total comprehensive income						391,979
Settlement of deferred common unit- based compensation plans	936,544	(37,330)	—	—	—	(37,330)
Common unit-based compensation	—	10,614	—	—	—	10,614
Distributions on deferred common unit-based compensation	—	(5,514)	—	—	—	(5,514)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(8,011)	(8,011)
Distributions to Partners	—	(357,916)	—	—	—	(357,916)
Other	—	(5,118)	—	—	—	(5,118)
Balance at December 31, 2024	128,061,981	1,867,850	—	(35,103)	20,786	1,853,533
Comprehensive income:
Net income	—	311,163	—	—	6,087	317,250
Actuarially determined long-term liability adjustments	—	—	—	34,077	—	34,077
Total comprehensive income						351,327
Settlement of deferred common unit- based compensation plans	366,043	(7,082)	—	—	—	(7,082)
Common unit-based compensation	—	8,874	—	—	—	8,874
Distributions on deferred common unit-based compensation	—	(3,522)	—	—	—	(3,522)
Distributions from consolidated company to noncontrolling interest	—	—	—	—	(9,252)	(9,252)
Distributions to Partners	—	(333,656)	—	—	—	(333,656)
Balance at December 31, 2025	128,428,024	$1,843,627	$—	$(1,026)	$17,621	$1,860,222

See notes to consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

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

Organization

ARLP is a Delaware limited partnership listed on the NASDAQ Global Select Market under the ticker symbol “ARLP.” ARLP was formed in May 1999 and completed its initial public offering on August 19, 1999 when it acquired substantially all of the coal production and marketing assets of Alliance Resource Holdings, Inc., a Delaware corporation (“ARH”), and its subsidiaries. We are managed by our general partner, MGP, a Delaware limited liability company, which holds a non-economic general partner interest in ARLP. Alliance GP, LLC, which is indirectly wholly owned by Mr. Craft, is the direct owner of MGP.

Acquisitions

JC Resources

On February 22, 2023, we acquired 2,682 oil & gas net royalty acres in the Delaware Basin from JC Resources LP (“JC Resources”), an entity owned by Mr. Craft, for $72.3 million (“JC Resources Acquisition”).

Skyland

On December 7, 2023, we acquired 2,372 oil & gas net royalty acres in the Anadarko, Williston and Delaware Basins from Skyland Minerals, L.P. (“Skyland”) and Haymaker Minerals & Royalties II, LLC (“Haymaker”) for a purchase price of $14.5 million (“Skyland Acquisition”).

Elk Range

On October 31, 2025, we acquired approximately 190 oil & gas net royalty acres in the Midland and Delaware Basins from 89 Energy II Minerals, LLC (“89 Energy”) for a purchase price of $10.0 million (“Elk Range Acquisition”).

The JC Resources, Skyland and Elk Range Acquisitions enhanced our ownership position in various basins and furthered our business strategy to grow our Oil & Gas Royalties segment through accretive acquisitions. See Note 4 – Acquisitions for more information.

Other Growth Investments

Infinitum

On September 8, 2023, we purchased shares of Series E Preferred Stock (“Series E Preferred Stock”) for $24.6 million in Infinitum Electric, Inc. (“Infinitum”), a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators that have the potential to result in motors that are smaller, lighter, quieter, more efficient and capable of operating at a fraction of the carbon footprint of conventional electric motors. On December 31, 2025, we purchased shares of Series F Preferred Stock (“Series F Preferred Stock”) for $14.9 million in Infinitum. For more information on this investment, please see Note 10 – Investments.

Gavin Generation

In February 2025, we committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”). Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third party that indirectly owns and operates a coal-fired power plant. For more information on this investment, please see Note 3 – Variable Interest Entities.

The Infinitum and Gavin Generation investments further our business strategy to pursue opportunities that support the growth and development of energy and related infrastructure and leverage our core competencies and build platforms for future lines of business with long-term growth and cash flow generation.

Presentation

The consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of December 31, 2025 and 2024, and results of our operations, comprehensive income, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2025. All of our intercompany transactions and accounts have been eliminated.

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates and assumptions include:

●	Asset retirement obligations;
●	Pension obligations;
●	Workers’ compensation and pneumoconiosis obligations;
●	Acquisition related purchase price allocations;
●	Life of mine assumptions;
●	Oil & gas reserve quantities and carrying amounts;
●	Determination of oil & gas revenue accruals; and
●	Contingent consideration liability.

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

Cash Management

The cash flows from operating activities section of our consolidated statements of cash flows reflects adjustments of $3.3 million and $6.7 million representing book overdrafts at December 31, 2024 and 2023, respectively. We did not have material book overdrafts at December 31, 2025.

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

	December 31,
	2025	2024

	(in thousands)

Advance royalties, affiliates (see Note 21– Related-Party Transactions)	$69,126	$67,189
Advance royalties, third-parties	13,782	14,497
Total advance royalties	$82,908	$81,686

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

Investments

Our investments and ownership interests in equity securities without readily determinable fair values in entities in which we do not have a controlling financial interest or significant influence are accounted for using a measurement alternative other than fair value. The measurement alternative is historical cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same entity. Distributions received on those investments are recorded as income unless those distributions are considered a return on investment, in which case the historical cost is reduced. We account for our ownership interests in Infinitum and Ascend Elements, Inc. (“Ascend”) as equity securities without readily determinable fair values. See Note 10 – Investments for further discussion of these investments.

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

In the event our investments contain complex distribution structures, we use the hypothetical liquidation at book value (“HLBV”) method or other reasonable allocation method to determine the appropriate allocation of income or loss that reflects the economics over the life of the investment and upon liquidation. Under the HLBV method, income or loss of the investee is allocated based on hypothetical amounts that each investor would be entitled to receive if the net assets held were liquidated at book value at the end of each period, adjusted for any contributions made and distributions received during the period.

We hold equity method investments in AllDale Minerals III, LP (“AllDale III”), Francis Renewable Energy, LLC (“Francis”), NGP Energy Transition IV, L.P. (“NGP ET IV”) and Gavin Generation. See Note 3 – Variable Interest Entities for further discussion of our equity method investments.

We review our investments for impairment whenever events or changes in circumstances indicate a loss in the value of the investment may be other-than-temporary.

Leases

We lease buildings and equipment under operating lease agreements that provide for the payment of minimum rentals. We also have noncancelable lease agreements with third parties for land and equipment under finance lease obligations. Some of our arrangements within these agreements have both lease and non-lease components, which are generally accounted for separately. We have elected a practical expedient to account for lease and non-lease components as a single lease component for leases of buildings and office equipment. Our leases have approximate lease terms of 1 to 36 years, some of which include automatic renewals up to ten years, which are likely to be exercised and some of which include options to terminate the lease within one year. We also hold numerous mineral reserve leases with both related parties as well as third parties, none of which are accounted for as an operating lease or as a finance lease.

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

Capitalized Implementation Costs of Cloud-Based Software

Costs incurred in the implementation of cloud-based software arrangements, including the costs of the software, materials, consultants, and payroll and payroll related costs for employees incurred are capitalized. Planning costs incurred prior to the implementation of these arrangements and costs not qualifying for capitalization are charged to expense when incurred. Capitalized implementation costs are amortized on a straight-line basis over their useful life. We have capitalized $10.9 million in implementation costs related to various cloud-based software arrangements. Because none of the cloud-based software arrangements had begun as of December 31, 2025, no amortization expense has been recognized for the years ended December 31, 2025, 2024 and 2023. Our capitalized implementation costs of cloud-based software arrangements are included in Other long-term assets on our consolidated balance sheets.

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

The fair value of restricted common unit grants under the LTIP are determined on the grant date of the award and recognized as compensation expense over the requisite service period. The corresponding liability is classified as equity and included in limited partners’ capital in the consolidated financial statements. If it is not probable that the restricted units will vest for a particular grant, any previously expensed amounts for that grant are reversed, and no future expense will be recognized for that grant other than amounts provided for under minimum-value guarantees. We account for forfeitures of non-vested restricted unit grants as they occur. If vesting is no longer considered probable for a particular grant, any previously paid DER amounts for that grant are reversed from Partners’ Capital and recorded as compensation expense and any future DERs, for that grant, if any, will be recognized as compensation expense when paid.

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

On December 16, 2024, the SERP and Directors’ Deferred Compensation Plan were terminated, and final distributions of applicable plan accounts were settled in cash. We have no further obligations under the SERP or the Directors’ Deferred Compensation Plan.

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

Pension Benefits

The funded status of our pension benefit plan is recognized separately in our consolidated balance sheets as an asset. The funded status is the difference between the fair value of plan assets and the plan’s benefit obligation. In December 2025, we entered into a pension buy-in transaction with an insurance carrier by purchasing a buy-in contract to secure pension benefits for plan participants. The buy-in contract is accounted for as a plan asset as we retain the underlying pension obligation. Subsequent to the buy-in, we measure the pension obligation at an amount equal to the fair value of the buy-in contract, reflecting the rate at which the obligation could be effectively settled. Accordingly, the discount rate used to measure the obligation reflects the rate at which the obligation could be effectively settled, as evidenced by the pricing of the buy-in contract. Prior to the buy-in, pension obligations and net periodic benefit costs were actuarially determined and impacted by various assumptions and estimates including expected return on assets, discount rates, mortality assumptions, employee turnover rates and retirement dates.

The expected long-term rate of return on plan assets is determined based on broad equity and bond indices, the investment goals and objectives, the target investment allocation and on the average annual total return for each asset class. As of December 31, 2025 (first effective for 2026), this includes the expected return of the buy-in contract which is consistent with the discount rate used to measure the related benefit obligation, as the contract is designed to generate cash flows that reimburse the plan for benefit payments.

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

Asset Retirement Obligations

Our coal mining operations are governed by various state statutes and the Federal Surface Mining Control and Reclamation Act of 1977, which establish reclamation and mine closing standards. These regulations require, among other things, restoration of property in accordance with specified standards and an approved reclamation plan. We record a liability for the fair value of an asset retirement obligation in the period incurred or acquired and a corresponding amount is capitalized as part of the related long-lived asset and depreciated on a units-of-production basis. As changes in estimates occur (such as mine plan revisions, changes in estimated costs or changes in anticipated timing of reclamation activities), adjustments to the obligation and asset are recognized at the present value of the change in obligation. For locations that have been fully depleted or closed, the present value of the change in obligation is recorded to operating expenses. Accretion of the asset retirement obligation is recognized over time and until reclamation obligations are satisfied.

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

As a non-operator, we have limited visibility into the timing of when new wells start producing. In addition, production statements may not be received for 30 to 90 days or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The expected sales volumes and prices from our mineral interests are estimated and included in the Trade receivables line item in our consolidated balance sheets. The difference between our estimates and the actual amounts received for oil & gas royalty revenue are immaterial and recorded in the month that payment is received unless new production information is received prior to the payment allowing us to update the estimate recorded.

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

New Accounting Standards Issued and Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 primarily requires enhanced disclosures to (1) disclose specific categories in the rate reconciliation, (2) disclose the amount of income taxes paid and expensed disaggregated by federal, state, and foreign taxes, with further disaggregation by individual jurisdictions if certain criteria are met, and (3) disclose income (loss) from continuing operations before income tax (benefit) disaggregated between domestic and foreign. The adoption of ASU 2023-09 did not have a material effect on our consolidated financial statements. The new disclosure requirements were applied prospectively beginning with the year ended December 31, 2025. See Note 22 – Income Taxes.

New Accounting Standards Issued and Not Yet Adopted

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

Our share of Cavalier Minerals’ investment in AllDale I & II is eliminated in consolidation and Bluegrass Minerals’ investment in Cavalier Minerals is accounted for as noncontrolling ownership interest on our consolidated balance sheets. Additionally, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our consolidated statements of income.

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our consolidated balance sheets:

	December 31,
	2025	2024

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$4,137	$5,154
Trade receivables	11,194	11,209
Total property, plant and equipment, net	356,751	373,093
Accounts payable	(236)	(221)
Accrued taxes other than income taxes	(970)	(870)

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

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At December 31, 2025 and 2024, the carrying value of our investment in AllDale III was $21.0 million and $22.5 million, respectively.

Francis

We invested $20 million in Francis, in the form of a convertible note. Francis currently is active in the installation, management and operation of metered-for-fee, public-access electric vehicle (“EV”) charging stations. Francis also develops and constructs EV charging stations for third-party customers. Our convertible note matured on April 1, 2023 and was converted into a preferred equity interest in Francis. As of December 31, 2025, we held approximately 15.2% of Francis’ equity.

We have concluded that Francis is a VIE that we do not consolidate. Francis’ management structure is similar to a limited partnership with the non-managing members (i) not having the ability to remove the managing member and (ii) not participating significantly in the operational decisions. We are not the primary beneficiary of Francis because we do not have the power to direct the activities that most significantly impact Francis’s economic performance. At December 31, 2025, the carrying value of our investment in Francis was zero. At December 31, 2024, the carrying value of our investment in Francis was $4.3 million.

NGP ET IV

We have a commitment to purchase $25.0 million of limited partner interests in NGP ET IV, a private equity fund sponsored by NGP Energy Capital Management, LLC (“NGP”) and focused on investments that are part of the energy transition. This commitment represents a 3.6% interest in NGP ET IV. As of December 31, 2025, we have funded $10.8 million of this commitment after giving effect to returns on our investment.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At December 31, 2025 and 2024, the carrying value of our investment in NGP ET IV was $13.4 million and $8.8 million, respectively.

Gavin Generation

We have committed to invest up to $25.0 million of limited partner interests in Gavin Generation. Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third-party that indirectly owns and operates a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). As of December 31, 2025, we have funded $17.3 million of this commitment after giving effect to returns on our investment. Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners.

We have concluded that Gavin Generation is a VIE that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation’s economic performance. At December 31, 2025, the carrying value of our investment in Gavin Generation was $35.2 million.

4.ACQUISITIONS

JC Resources

On February 22, 2023, we completed the JC Resources Acquisition, which gave us increased exposure to a prolific area of the Delaware Basin that was within close proximity to reserves that we already owned. This acquisition was approved by the conflicts committee of MGP’s board of directors, which is comprised entirely of independent directors. Because JC Resources was under common control with us, we recorded the acquisition at JC Resources’ carrying value for each period presented. The carrying value of the mineral interests as well as related receivables and payables at February 22, 2023 was $65.0 million inclusive of $25.4 million and $37.8 million of mineral interests in proved and unproved properties, respectively.

Acquisition Agreement

During 2023 and 2024, we were party to a collaborative agreement with a third party for the acquisition of oil & gas mineral interests in the Midland and Delaware Basins. Under the agreement, the third party assisted us in the identification, evaluation, and acquisition of target oil & gas mineral interests. In exchange for these services, the third party received a participation share, partially funded by the third party, and was paid a periodic management fee. Pursuant to this agreement, we purchased $5.8 million and $10.7 million of oil & gas mineral interests in proved and unproved properties, respectively, during the year ended December 31, 2024 and $6.5 million and $6.7 million in proved and unproved properties, respectively, during the year ended December 31, 2023. Management fees paid under this agreement were immaterial.

Skyland Acquisition

On December 7, 2023 (the “Skyland Acquisition Date”), we acquired 2,372 oil & gas net royalty acres in the Anadarko, Williston and Delaware Basins from Skyland and Haymaker for a cash purchase price of $14.5 million which was funded with cash on hand. This acquisition further enhanced our ownership position in these basins. Because the mineral interests acquired in the Skyland Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Skyland Acquisition Date on our consolidated balance sheet.

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

The following represents our supplemental pro forma consolidated revenues and net income for the year ended December 31, 2023 as if the mineral interests acquired in the Skyland Acquisition had been included in our consolidated results since January 1, 2023. These amounts have been calculated after applying our accounting policies.

Year Ended
December 31,
2023
(in thousands)
(unaudited)
Revenues	$2,568,516
Net income	637,757

Elk Range Acquisition

On October 31, 2025 (the “Elk Range Acquisition Date”), we acquired 190 oil & gas net royalty acres in the Midland and Delaware Basins from 89 Energy for a cash purchase price of $10.0 million which was funded with cash on hand. This acquisition further enhanced our ownership position in Permian Basin. Because the mineral interests acquired in the Elk Range Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Elk Range Acquisition Date on our consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Elk Range Acquisition Date:

(in thousands)

Mineral interests in proved properties	$7,222
Mineral interests in unproved properties	2,778
$10,000

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

The amounts of revenue and earnings from the mineral interests acquired in the Elk Range Acquisition included in our consolidated statements of income from the Elk Range Acquisition Date through December 31, 2025 are immaterial.

The following represents our supplemental pro forma consolidated revenues and net income for the years ended December 31, 2025 and 2024 as if the mineral interests acquired in the Elk Range Acquisition had been included in our consolidated results since January 1, 2024. These amounts have been calculated after applying our accounting policies.

	Year Ended
	December 31,
	2025	2024

	(in thousands)
	(unaudited)
Revenues	$2,196,135	$2,450,336
Net income	307,341	367,047

5.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy not included elsewhere in these notes:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
December 31, 2025
Recorded on a recurring basis:
Digital assets	$51,834	$51,834	$—	$—
Contingent consideration	$18,000	$—	$—	$18,000
Additional disclosures:
Long-term debt	$463,456	$—	$508,844	$—

December 31, 2024
Recorded on a recurring basis:
Digital assets	$45,037	$45,037	$—	$—
Contingent consideration	$13,100	$—	$—	$13,100
Additional disclosures:
Long-term debt	$490,387	$—	$523,461	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities, approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price. See Note 7 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarter subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $16.1 million under this contingent consideration agreement and $0.7 million under the overriding royalty agreement as of December 31, 2025.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 12 – Long-Term Debt for additional information on our long-term debt.

Quantitative Information about Level 3 Fair Value Measurements

Contingent Consideration

Our option approach methodology simulation generates an expected payment for each quarter in Hamilton’s expected mine life by using proprietary internal estimates of our uncommitted coal sales prices and generating a simulated uncommitted coal sales price by applying unobservable inputs through a million simulations. This simulated coal sales price is then used in a calculation of the expected future payments using our proprietary committed coal sales prices and production for each quarter. We then calculate the present value of the estimated future payments. The following table presents quantitative information about certain significant unobservable inputs used in the fair value measurement for our contingent consideration liability. The use of significant unobservable inputs results in uncertainty as of the reporting date, as changes in these unobservable inputs could significantly raise or lower the estimated fair value.

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

December 31, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
December 31, 2024

Contingent Consideration	Option approach methodology simulation	Cost of Debt	6.51% - 8.56%
		Coal price volatility	6.2%
		Market price of risk adjustment (annual)	6.2%
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our contingent consideration liability:

	Year Ended December 31,
	2025	2024

	(in thousands)
Beginning balance	$13,100	$9,900
Noncash changes in fair value (1)	11,340	10,989
Payments	(6,440)	(7,789)
Ending balance	$18,000	$13,100
(1)	Noncash changes in the fair value of our continent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our consolidated statements of income.

6.	INVENTORIES

Inventories consist of the following:

	December 31,
	2025	2024

	(in thousands)
Coal	$61,528	$37,290
Finished goods (net of reserve for obsolescence of $1,133 and $2,481, respectively)	9,732	14,197
Work in process	2,660	1,560
Raw materials	6,106	7,192
	80,026	60,239
Supplies (net of reserve for obsolescence of $6,901 and $6,409, respectively)	62,593	60,422
Total inventories, net	$142,619	$120,661

The above coal inventory balances reflect lower of cost or net realizable value adjustments of $4.9 million and $24.6 million as of December 31, 2025 and 2024, respectively. The adjustment as of December 31, 2025 is the result of higher cost per ton at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complex due to lower production and challenging geological conditions in the longwall panel that reduced coal recovery. The adjustment as of December 31, 2024 is the result of lower coal sale prices and higher cost per ton primarily due to a longwall move at the Hamilton mining complex, lower production at Mettiki and MC Mining LLC (“MC Mining”) mining complexes, and ongoing development activities at the Henderson County mine at our River View Coal, LLC (“River View”) mining complex.

7.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the consolidated balance sheet:

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	592.01	$29,937	$51,834	481.89	$18,748	$45,037
Total		$29,937	$51,834		$18,748	$45,037

The following table represents a reconciliation of the fair values of our digital assets:

	Year Ended
	December 31,
	2025	2024

Digital assets:	(in thousands)
Beginning balance	$45,037	$15,811
Additions	11,182	10,428
Dispositions	(31)	(3,597)
Net fair value gains	—	22,395
Net fair value losses	(4,354)	—
Ending balance	$51,834	$45,037

Our beginning balance on January 1, 2024 is inclusive of a cumulative-effect adjustment of $6.2 million. Additions are the result of awarded digital assets received from our crypto-mining activities, while dispositions are the result of sales and payments for services. During the year ended December 31, 2024, we had digital asset dispositions of $3.6 million, inclusive of realized gains of $2.1 million. We did not have material digital asset dispositions during the year ended December 31, 2025.

8.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2025	2024

	(in thousands)

Mining equipment and processing facilities	$2,322,784	$2,131,697
Land and coal mineral rights	510,790	508,892
Oil & gas mineral interests	895,920	878,083
Buildings, office equipment, improvements and other miscellaneous equipment	345,402	315,092
Construction, mine development and other projects in progress	84,820	213,579
Mine development costs	342,932	388,192
Property, plant and equipment, at cost	4,502,648	4,435,535
Less accumulated depreciation, depletion and amortization	(2,364,206)	(2,269,265)
Total property, plant and equipment, net	$2,138,442	$2,166,270

All of our property, plant and equipment have depreciable lives of 1 to 36 years. Depreciation, depletion and amortization expense related to property, plant and equipment was $306.5 million, $287.1 million and $276.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025 and 2024, land and coal mineral rights above include $10.3 million and $14.1 million, respectively, of carrying value associated with coal mineral reserves and resources attributable to properties where we or a third party to which we lease coal mineral reserves and resources are not currently engaged in mining operations or leasing to third parties, and therefore, the coal mineral reserves are not currently being depleted. We believe that the carrying value of these coal mineral reserves will be recovered.

At December 31, 2025 and 2024, our oil & gas mineral interests noted in the table above include the carrying value of our unproved oil & gas mineral interests totaling $360.7 million and $377.5 million, respectively. We generally do not record depletion expense for our unproved oil & gas mineral interests; however, we do review for impairment as needed throughout the year.

We incurred $18.5 million and $67.2 million in mine development costs, primarily related to Hamilton and Tunnel Ridge, LLC (“Tunnel Ridge”) mining complexes for the years ended December 31, 2025 and 2024 respectively. All past capitalized mine development costs are associated with other mines that shifted to the production phase in past years and we are amortizing these costs accordingly. We believe that the carrying value of the past development costs will be recovered.

9.LONG-LIVED ASSET IMPAIRMENTS

On November 15, 2024, we issued Worker Adjustment and Retraining Notification Act notices to the employees of our MC Mining mining complex, which is primarily included in our Appalachia Coal Operations reportable segment. The notices were issued primarily in response to market uncertainty, challenging geology and higher costs which led to the decision to reduce production at the mine. Accordingly, we adjusted the carrying value of MC Mining’s assets from $101.3 million to its fair value of $70.2 million resulting in an impairment charge of $31.1 million.

The fair value of the impaired assets was determined using a cost replacement approach, which represents a Level 3 fair value measurement under the fair value hierarchy. The fair value analysis used quoted prices obtained from external sources as adjusted to account for the remaining useful life of the assets.

10.INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$35,532	$46,503	$49,371
Contributions	25,384	2,896	2,518
Net income (loss) on equity method investments	20,976	(4,961)	(1,468)
Distributions received	(12,254)	(3,788)	(3,918)
Change in our share of net assets	—	(5,118)	—
Ending balance	$69,638	$35,532	$46,503

Net income (loss) on equity method investments represents our share of the income or loss of the equity method investments.

Change in our share of net assets represents a reduction in our position in the investments due to additional capital contributions from other investors.

Infinitum

As of December 31, 2025 we have an investment in Infinitum of $82.5 million. Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators. During 2022, we purchased shares of Series D Preferred Stock in Infinitum for $42.0 million. On September 8, 2023, we purchased shares of Series E Preferred Stock in Infinitum for $24.6 million at a slightly higher price per share than our Series D Preferred Stock, resulting in an immaterial increase in the carrying value of our investment. On December 31, 2025, we purchased shares of Series F Preferred Stock (together with the Series D and Series E Preferred Stock, the “Infinitum Preferred Stock”) in Infinitum for $14.9 million.

The Infinitum Preferred Stock provides for non-cumulative dividends when and if declared by Infinitum’s board of directors and is convertible, at any time, at our option, into shares of common stock of Infinitum. We account for our investment in Infinitum as an equity investment without a readily determinable fair value. Absent an observable price change, it is not practicable to estimate the fair value of our investment in Infinitum because of the lack of a quoted market price for our ownership interests. Therefore, we use a measurement alternative other than fair value to account for our investment.

The value per share of the Series F Preferred Stock will not be determined until the funding round is completed in the first quarter of 2026. Additionally, the Series D and Series E Preferred Stock contain anti-dilution provisions such that we will receive additional shares designed to maintain our original investments in each respective funding round. Because the value per share of the Series F Preferred Stock was not yet determined as of December 31, 2025, we are unable to determine if a remeasurement of our investment is warranted or how many additional Series D and Series E Preferred Stock shares we will receive.

Ascend

On August 22, 2023, we purchased shares of Series D Preferred Stock in Ascend, a U.S.-based manufacturer and recycler of sustainable, engineered battery materials for electric vehicles, for $25.0 million. This investment was accounted for as an equity investment without a readily determinable fair value because of the lack of quoted market prices. In June 2025, Ascend raised new capital through a convertible note financing. Under the terms of the convertible note and the resulting recapitalization, all existing shares of each outstanding series of preferred stock were converted into common stock on a 1:1 basis for stockholders that participated in the convertible note purchase, or on a 3:1 basis if they did not participate. We determined in June 2025 that the common stock we hold in Ascend as a result of the conversion had no value. This resulted in an impairment charge of $25.0 million included in our consolidated statements of income.

The $25.0 million impairment charge is a Level 3 fair value measurement and is included within our Other, Corporate and Elimination category. We determined the impairment charge using a combination of market approaches and option-pricing models. The underlying enterprise value was estimated using income and market approaches which utilize discounted cash flows and market participant values for assets in hypothetical sales scenarios. The enterprise value was then utilized in market approach models and option-pricing models taking into account the rights and preferences of the common stock, expected exit scenarios, and volatility associated with such outcomes to arrive at a fair value. The following table presents quantitative information about certain significant unobservable inputs used in this fair value measurement:

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

Common Stock	Option-pricing approach methodology	Industry volatility	29.10% - 70.86% (49.98%)
		Estimated time to exit	2.0 - 4.0 (3.0) years
	Income approach methodology	Forecasted future cash flow	$906.6 - $1,285.9 ($1,096.3) (in millions)
		Cost of capital	11.25% - 16.58% (13.92%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

We elected to participate in the June 2025 recapitalization of Ascend by purchasing $3.0 million of its convertible notes to enhance the seniority of our investment through a debt instrument and improve the potential recovery of a portion of our original investment. The convertible notes provide for a redemption in two years for an amount equal to the greater of (a) a multiple of each stockholder’s investment in the convertible notes as determined by the level of participation and (b) the principal amount of each stockholder’s investment in the convertible notes plus an annual interest rate of 15%. Based on our level of participation, our convertible notes provide for a multiple of 12 times our funded commitment at redemption.

In December 2025, Ascend issued additional convertible notes senior to our convertible notes with similar multiples. As a result of this issuance and lack of visibility at year-end into Ascend’s financial condition and performance, we believe it is unlikely we will recover our $3.0 million convertible note investment and therefore fully impaired the investment in December 2025. This impairment charge represents a Level 3 fair value measurement and is included within our Other, Corporate and Elimination category. Because of the lack of visibility into Ascend’s financial condition and performance at year‑end, we were unable to utilize the market approaches or option‑pricing models that are discussed above. Instead, the impairment was based on qualitative factors, including the seniority of the subsequently issued convertible notes and the lack of observable inputs.

11.LEASES

The components of lease expense were as follows:

	December 31,
	2025	2024	2023

	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$96	$95	$96
Interest on lease liabilities	16	22	27
Operating lease cost	3,325	3,573	3,572
Short-term lease cost	1,678	2,139	450
Variable lease cost	1,723	1,694	1,680
Total lease cost	$6,838	$7,523	$5,825

Supplemental cash flow information related to leases was as follows:

	December 31,
	2025	2024	2023

	(in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,299	$3,668	$3,720
Operating cash flows for finance leases	$16	$22	$27
Financing cash flows for finance leases	$124	$119	$363

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,730	$1,080	$2,596

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024

	(in thousands)
Finance leases:
Property and equipment finance lease assets, gross	$1,085	$1,085
Accumulated depreciation	(698)	(602)
Property and equipment finance lease assets, net	$387	$483

December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	13.8 years	14.8 years
Finance leases	2.0 years	3.0 years

Weighted average discount rate
Operating leases	6.1%	6.1%
Finance leases	4.8%	4.8%

Maturities of lease liabilities as of December 31, 2025 were as follows:

	Operating leases	Finance leases

	(in thousands)

2026	$3,223	$140
2027	3,190	140
2028	2,481	—
2029	1,685	—
2030	1,182	—
Thereafter	14,386	—
Total lease payments	26,147	280
Less imputed interest	(8,829)	(18)
Total	$17,318	$262

The current portion of our operating and finance lease obligations are included in Other current liabilities line item in our consolidated balance sheets. The long-term portion of our finance lease obligation is included in the Other liabilities line item in our consolidated balance sheets.

12.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	December 31,		December 31,
	2025	2024	2025	2024

	(in thousands)
Revolving credit facility	$—	$—	$(5,007)	$(7,231)
Term loan	31,640	45,703	(884)	(1,276)
8.625% Senior notes due 2029	400,000	400,000	(6,782)	(8,720)
Securitization facility	—	—	—	—
February 2024 equipment financing	31,816	44,684	—	—
	463,456	490,387	(12,673)	(17,227)
Less current maturities	(28,041)	(26,669)	4,395	4,394
Total long-term debt	$435,415	$463,718	$(8,278)	$(12,833)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit

Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 7.27% as of December 31, 2025. At December 31, 2025, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in exceeding the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.12 to 1.0, 0.90 to 1.0 and 41.29 to 1.0, respectively, for the trailing twelve months ended December 31, 2025. We were in compliance with the covenants of the Credit Agreement as of December 31, 2025 and anticipate remaining in compliance with the covenants.

Net restricted assets, as defined by the Securities and Exchange Commission, refers to the amount of our consolidated subsidiaries’ net assets for which the ability to transfer funds to ARLP in the form of cash dividends, loans, advances, or transfers is restricted. As a result of the restrictions contained in the Credit Facility and its associated compliance ratios, the amount of our net restricted assets at December 31, 2025 was $700.6 million.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership were party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”) that was scheduled to mature in January 2026. Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On December 31, 2025, we had $11.7 million of letters of credit outstanding with $63.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2026, we extended the term of the Securitization Facility to January 2027. At December 31, 2025, we did not have any outstanding borrowings under the Securitization Facility.

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

Craft Foundation Installment Purchase Arrangement

On January 29, 2026, Alliance Resource Properties, as borrower, entered into an installment purchase arrangement with The Joseph W. Craft III Foundation, an entity controlled by Mr. Craft, for $5.9 million pursuant to the purchase of certain coal reserves as discussed in Note 21 – Related-Party Transactions. The installment purchase arrangement contains customary terms and events of default and provides for six annual payments of $1.2 million each, with an interest rate of 5.0%, beginning on January 1, 2027 and maturing on January 1, 2032. Alliance Resource Properties has the right at its option, as well as the obligation if demanded by The Joseph W. Craft III Foundation, to prepay all unpaid purchase price installments (together with accrued and unpaid interest thereon) at any time without penalty or premium.

Other

We also have an agreement with a bank to provide additional letters of credit in an amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits. At December 31, 2025, we had $5.0 million in letters of credit outstanding under this agreement.

Aggregate maturities of long-term debt as of December 31, 2025 are payable as follows:

Year Ended
December 31,	(in thousands)
2026	$28,041
2027	29,245
2028	6,170
2029	400,000
2030	—
$463,456

13.ACCRUED WORKERS’ COMPENSATION AND PNEUMOCONIOSIS BENEFITS

The following is a reconciliation of the changes in workers’ compensation liability (including current and long-term liability balances):

	December 31,
	2025	2024

	(in thousands)
Beginning balance	$47,870	$47,975
Changes in accruals	13,508	13,236
Payments	(14,944)	(14,473)
Interest accretion	2,275	2,037
Valuation loss (gain)	669	(905)
Ending balance	$49,378	$47,870

The discount rate used to calculate the estimated present value of future obligations for workers’ compensation was 4.78% and 5.17% at December 31, 2025 and 2024, respectively.

The valuation loss in 2025 was primarily attributable to an unfavorable change in claims development and a decrease in the discount rate used to calculate the estimated present value of the future obligations. The valuation gain in 2024 was primarily attributable to a favorable change in claims development and an increase in the discount rate used to calculate the estimated present value of the future obligations.

As of December 31, 2025 and 2024, we had $104.5 million and $106.8 million, respectively, in surety bonds and letters of credit outstanding to secure workers’ compensation obligations.

We limit our exposure to traumatic injury claims by purchasing a high-deductible insurance policy that starts paying benefits after deductibles for the particular claim year have been met. Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables on our insurance policy. Our receivables for traumatic injury claims under this policy as of December 31, 2025 and 2024 were $4.1 million and $3.7 million, respectively. Our receivables are included in Other long-term assets on our consolidated balance sheets.

The following is a reconciliation of the changes in pneumoconiosis benefit obligations:

	December 31,
	2025	2024

	(in thousands)

Benefit obligations at beginning of year	$124,297	$132,444
Service cost	3,471	3,443
Interest cost	6,705	6,231
Actuarial gain	(25,571)	(13,990)
Benefits and expenses paid	(3,897)	(3,831)
Benefit obligations at end of year	$105,005	$124,297

The following is a reconciliation of the changes in the pneumoconiosis benefit obligation recognized in accumulated other comprehensive loss:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)

Net actuarial gain (loss)	$25,571	$13,990	$(25,615)
Reversal of amortization item:
Net actuarial loss	928	3,356	1,382
Total recognized in accumulated other comprehensive loss	$26,499	$17,346	$(24,233)

The discount rate used to calculate the estimated present value of future obligations for pneumoconiosis benefits was 5.49%, 5.51% and 4.81% at December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Amount recognized in accumulated other comprehensive loss consists of:
Net actuarial loss	$5,900	$32,399	$49,745

The actuarial gain component of the change in benefit obligations in 2025 was primarily attributable to a) favorable assumption changes regarding future average medical benefits, b) favorable assumption changes related to Federal and State benefit levels, and c) an immaterial correction to prior year assumptions of $22.8 million in the fourth quarter of 2025 related to terminated employees. These favorable changes were partially offset by an unfavorable change in the discount rate and an adjustment based on a change in our employment demographics. The actuarial gain component of the change in benefit obligations in 2024 was primarily attributable to a) favorable changes in the discount rate, b) favorable demographics in the at-risk population, and c) favorable assumption changes related to Federal and State benefit levels. These favorable changes were partially offset by unfavorable assumption changes regarding future average medical benefits and adjustment based on a change in our employment demographics.

Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for pneumoconiosis and workers’ compensation benefits:

	December 31,
	2025	2024

	(in thousands)

Workers’ compensation claims	$49,378	$47,870
Pneumoconiosis benefit claims	105,005	124,297
Total obligations	154,383	172,167
Less current portion	(15,901)	(14,838)
Non-current obligations	$138,482	$157,329

Both the pneumoconiosis benefit and workers’ compensation obligations were unfunded at December 31, 2025 and 2024.

The pneumoconiosis benefit and workers’ compensation expense consists of the following components:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Service cost	$3,471	$3,443	$2,698
Interest cost (1)	6,705	6,231	4,951
Net amortization (1)	928	3,356	1,382
Total pneumoconiosis expense	11,104	13,030	9,031
Workers' compensation expense	18,419	18,155	15,152
Net periodic benefit cost	$29,523	$31,185	$24,183

________________________________________

(1)	Interest cost and net amortization is included in the Other income line item within our consolidated statements of income.

14.EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All regular full-time employees are eligible to participate in a defined contribution profit sharing and savings plan (“PSSP”) that we sponsor. PSSP participants may elect to make voluntary contributions to this plan up to a specified amount of their compensation. We make matching contributions based on a percentage of an employee’s eligible compensation and also make an additional non-matching contribution. Our contribution expense for the PSSP was $23.7 million, $25.5 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Defined Benefit Plan

Eligible employees and former employees of certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The Pension Plan is closed to new applicants. Participants in the Pension Plan are no longer receiving benefit accruals for service. The benefit formula for the Pension Plan is a fixed-dollar unit based on years of service.

The following sets forth changes in benefit obligations and plan assets for the years ended December 31, 2025 and 2024 and the funded status of the Pension Plan reconciled with the amounts reported in our consolidated financial statements:

	December 31,
	2025	2024

	(dollars in thousands)
Change in benefit obligations:
Benefit obligations at beginning of year	$98,977	$105,870
Interest cost	5,242	5,107
Actuarial gain	(1,806)	(4,509)
Benefits paid	(6,374)	(7,491)
Benefit obligations at end of year	96,039	98,977

Change in plan assets:
Fair value of plan assets at beginning of year	100,942	97,252
Employer contribution	817	152
Actual return on plan assets	12,388	11,029
Benefits paid	(6,374)	(7,491)
Fair value of plan assets at end of year	107,773	100,942
Funded status at the end of year	$11,734	$1,965

Amounts recognized in balance sheet:
Non-current assets	$11,734	$1,965

Amounts recognized in accumulated other comprehensive loss consists of:
Prior service cost	$—	$(10)
Net actuarial gain (loss)	4,656	(2,694)
	$4,656	$(2,704)

Weighted-average assumption to determine benefit obligations as of December 31,
Discount rate	5.47%	5.51%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.51%	4.90%
Expected return on plan assets	7.00%	7.50%

The actuarial gain component of the change in benefit obligations in 2025 was primarily attributable to the buy-in transaction as discussed in more detail below. The actuarial gain component of the change in benefit obligations in 2024 was primarily attributable to an increase in the discount rate compared to the prior year end.

The actual return on plan assets was 13.5% and 11.3% for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Components of net periodic benefit credit:
Interest cost	$5,242	$5,107	$5,180
Expected return on plan assets	(6,844)	(7,031)	(6,220)
Amortization of prior service cost	9	186	186
Amortization of net loss	—	383	682
Net periodic benefit credit (1)	$(1,593)	$(1,355)	$(172)
(1)	Nonservice components of net periodic benefit credit are included in the Other income (expense) line item within our consolidated statements of income.

	Year Ended December 31,
	2025	2024

	(in thousands)
Other changes in plan assets and benefit obligation recognized in accumulated other comprehensive loss:
Net actuarial gain	$7,351	$8,507
Reversal of amortization item:
Prior service cost	9	186
Net actuarial loss	—	383
Total recognized in accumulated other comprehensive loss	7,360	9,076
Net periodic benefit credit	1,593	1,355
Total recognized in net periodic benefit credit and accumulated other comprehensive loss	$8,953	$10,431

Estimated future benefit payments as of December 31, 2025 are as follows:

Year Ended
December 31,	(in thousands)

2026	$6,646
2027	6,771
2028	6,867
2029	6,972
2030	7,008
2031-2035	35,374
$69,638

We do not expect to make material contributions to the Pension Plan during 2026.

In December 2025, we entered into a pension buy-in transaction with an insurance carrier to secure pension benefits for plan participants. In connection with the buy-in the Pension Plan purchased a buy-in contract. The buy-in contract is accounted for as a plan asset as we retain the underlying pension obligation. Subsequent to the buy-in, we measure the pension obligation at an amount equal to the fair value of the buy-in contract, reflecting the rate at which the obligation could be effectively settled. Prior to the buy-in, we had appointed an investment manager, which employed an asset allocation strategy through investment in certain investment types such as equity securities and fixed income securities. The objective of the previous allocation policy was to achieve an average annual return greater than the actuarial discount rate over the specified time horizon.

The following information discloses the fair values of our Pension Plan assets by asset category:

	December 31,
	2025				2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Cash and cash equivalents	$2,509	$—	$—	$2,509	$2,243	$—	$—	$2,243
Equity investments - Individual securities (a):
Consumer discretionary	—	—	—	—	3,572	—	—	3,572
Consumer durables	—	—	—	—	2,257	—	—	2,257
Energy	—	—	—	—	1,046	—	—	1,046
Financials	—	—	—	—	5,302	—	—	5,302
Health Care	—	—	—	—	3,972	—	—	3,972
Industrials & materials	—	—	—	—	4,402	—	—	4,402
Information technology & communication	—	—	—	—	9,052	—	—	9,052
Fixed income - Investments (b):
Preferred stocks non-convertible	—	—	—	—	14	—	—	14
Real return mutual funds	—	—	—	—	464	—	—	464
Exchange traded mutual funds	—	—	—	—	591	—	—	591
Equity investments - Mutual funds (c):
Mid-cap stock funds	—	—	—	—	11,327	—	—	11,327
Small-cap stock funds	—	—	—	—	3,316	—	—	3,316
International stock funds	—	—	—	—	4,689	—	—	4,689
Equity investments - Exchange traded funds (d):
Large-cap blend - S&P 500 index	—	—	—	—	20,144	—	—	20,144
International - Developed markets	—	—	—	—	3,126	—	—	3,126
International - Emerging markets	—	—	—	—	3,338	—	—	3,338
Accrued income (e)	—	17	—	17	—	26	—	26
Buy-in contract (f)	—	—	96,039	96,039	—	—	—	—
	$2,509	$17	$96,039	$98,565	$78,855	$26	$—	$78,881
Commingled investment funds measured at net asset value (g):
Fixed income - Investment grade				9,208				22,061
Total				$107,773				$100,942
(a)	Equity investments - Individual securities include investments in publicly traded common stock and American Depository Receipts. Publicly traded common stocks are traded on a national securities exchange and investments in common stocks are valued using quoted market prices multiplied by the number of shares owned. American Depository Receipts are negotiable securities issued by a bank representing shares in a foreign company and traded on a national securities exchange.
(b)	Fixed income - investments include investments in preferred stock, mutual funds and exchange traded funds that are traded on a national securities exchange and valued using quoted market prices multiplied by the number of shares owned.
(c)	Equity investments - Mutual funds are valued daily in actively traded markets. For purposes of calculating the value, portfolio securities and other assets for which market quotes are readily available are valued at market value. Investments initially valued in currencies other than the U.S. dollars are converted to the U.S. dollar using exchange rates obtained from pricing services.
(d)	Equity investments – Exchange traded funds are funds that own financial assets and trade on exchanges, generally tracking a specific index. Investments in exchange traded funds are valued using a market approach based on the quoted market prices.
(e)	Accrued income represents dividends or interest declared, but not received, at the end of the period.

(f)	Buy-in contract – A contract that reimburses the Partnership for pension payments made to participants of the pension plan. The buy-in contract’s fair value is determined using the quote provided by an insurance company, reflecting prevailing market conditions for similar transactions. The following table presents changes in the value of the buy-in contract, which represents our only plan asset valued using significant unobservable inputs.

Year Ended December 31,
2025
(in thousands)
Beginning balance	$—
Purchase	96,577
Actual return on plan assets	(538)
Ending balance	$96,039

(g)	Investments measured at fair value using the net asset value per share (or its equivalent) have not been classified within the fair value hierarchy. The fair values of all commingled investment funds are determined based on the net asset values per unit of each of the funds. The net asset values per unit represent the aggregate value of the fund’s assets at fair value less liabilities, divided by the number of units outstanding.

15.ASSET RETIREMENT OBLIGATIONS

The following table presents the activity affecting our asset retirement and mine closing liability:

	Year Ended December 31,
	2025	2024

	(in thousands)

Beginning balance	$158,777	$150,443
Accretion expense	4,969	4,528
Payments	(1,937)	(1,770)
Allocation of liability associated with mine development and change in assumptions	(4,242)	5,576
Ending balance	$157,567	$158,777

The decrease in the allocation of liability associated with mine development and change in assumptions for the year ended December 31, 2025 was largely attributable to lower cost assumptions.

The increase in the allocation of liability associated with mine development and change in assumptions for the year ended December 31, 2024 was largely attributable to higher cost assumptions.

Estimated payments of asset retirement obligations are as follows:

Year Ended
December 31,	(in thousands)

2026	$4,320
2027	4,376
2028	3,152
2029	7,890
2030	3,467
Thereafter	246,703
Aggregate undiscounted asset retirement obligations	269,908
Less: effect of discounting	(112,341)
Total asset retirement obligations	157,567
Less: current portion	(4,320)
Non-current asset retirement obligations	$153,247

As of December 31, 2025 and 2024, we had $158.0 million and $170.1 million, respectively, in surety bonds outstanding to secure the performance of our reclamation obligations.

16.COMMITMENTS AND CONTINGENCIES

Commitments

We lease buildings and equipment under operating lease agreements that provide for the payment of both minimum and contingent rentals. We also have noncancelable coal mineral reserve and resource leases as discussed in Note 21 – Related-Party Transactions. We have contractual commitments of $94.3 million at December 31, 2025.

General Litigation

Certain of our subsidiaries were party to litigation in which the plaintiffs alleged violations of the Fair Labor Standards Act and state law due to alleged failure to compensate for time “donning” and “doffing” equipment and to account for certain bonuses in the calculation of overtime rates and pay. In April 2024, we entered into a settlement agreement with the plaintiffs to settle the litigation for $15.3 million, which we accrued as of December 31, 2024. Our $15.3 million accrual is included in the Other current liabilities line item on our consolidated balance sheet. In November 2025, the court approved the parties’ settlement and settlement checks were distributed in December 2025.

We also have various other lawsuits, claims and regulatory proceedings incidental to our business that are pending against us. We record an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters are different from management’s current expectations and in amounts greater than our accruals, such matters could have a material adverse effect on our business and operations.

Other

Effective October 1, 2025, we renewed our property and casualty insurance program through September 30, 2026. Our property insurance was procured from our wholly owned captive insurance company, Wildcat Insurance, LLC (“Wildcat Insurance”). Wildcat Insurance charged certain of our subsidiaries for the premiums on this program and in return purchased reinsurance for the program in the standard market. The maximum limit in the commercial property program is $100.0 million per occurrence, excluding a $1.5 million deductible for property damage, a 75- or 90-day waiting period for underground business interruption depending on the mining complex and an additional $25.0 million overall aggregate deductible. We retained a 2.50% participating interest in our current commercial property insurance program. We can make no assurances that we will not experience significant insurance claims in the future that could have a material adverse effect on our business, financial condition, results of operations and ability to purchase property insurance in the future. Also, exposures exist for which no insurance may be available and for which we have not reserved. In addition, the insurance industry has been subject to efforts by environmental activists to restrict coverages available for fossil-fuel companies.

17.PARTNERS’ CAPITAL

Distributions

Our available cash may, at the discretion of our general partner, be distributed within 45 days after the end of each quarter to unitholders of record. Available cash is generally defined in the partnership agreement as all cash and cash equivalents on hand at the end of each quarter less reserves established by MGP in its reasonable discretion for future cash requirements. These reserves are retained to provide for the conduct of our business, the payment of debt principal and interest and to provide funds for future distributions. The following table summarizes the quarterly per unit distribution paid during each quarter of 2023 through 2025:

	Year Ended December 31,
	2025	2024	2023
First Quarter	$0.700	$0.700	$0.700
Second Quarter	$0.700	$0.700	$0.700
Third Quarter	$0.600	$0.700	$0.700
Fourth Quarter	$0.600	$0.700	$0.700

On January 27, 2026, we declared a quarterly distribution of $0.60 per unit, totaling $77.1 million, on all our common units outstanding, which was paid on February 13, 2026 to all unitholders of record on February 6, 2026.

Unit Repurchase Program

In January 2023, the board of directors of MGP authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity as of December 31, 2022. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP common units. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. No units were repurchased during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, we repurchased and retired 929,842 units at an average unit price of $20.90 for an aggregate purchase price of $19.4 million, leaving $80.6 million remaining under the current authorization. Since inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

Other

The noncontrolling interest in our consolidated balance sheets represents Bluegrass Minerals’ ownership interest in Cavalier Minerals. Our accumulated other comprehensive loss primarily consists of unrecognized actuarial gains and losses as well as unrecognized prior service costs related to our pension and pneumoconiosis benefits. See Note 3 – Variable Interest Entities, Note 13 – Accrued Workers’ Compensation and Pneumoconiosis Benefits and Note 14 – Employee Benefit Plans for further information.

18.COMMON UNIT-BASED COMPENSATION PLANS

Long-Term Incentive Plan

A summary of non-vested LTIP grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2023	3,697,133	$7.40	$75,126
Granted (1)	450,125	21.54
Vested (2)	(1,291,330)	5.02
Forfeited	(145,584)	6.86
Non-vested grants at December 31, 2023	2,710,344	10.91	57,405
Granted (1)	455,574	19.69
Vested (2)	(1,582,422)	6.53
Forfeited	(124,932)	20.37
Non-vested grants at December 31, 2024	1,458,564	17.60	38,346
Granted (1)	376,853	26.92
Vested (2)	(625,649)	13.62
Forfeited	(17,525)	21.39
Non-vested grants at December 31, 2025	1,192,243	22.58	27,696
(1)	Restricted units granted have certain minimum-value guarantees per unit, regardless of whether the awards vest.

(2)	During the years ended December 31, 2025, 2024 and 2023, we issued 366,043, 936,544 and 860,060 unrestricted common units, respectively, to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

For the years ended December 31, 2025, 2024 and 2023, our LTIP expense for grants of restricted units was $8.9 million, $8.3 million and $10.4 million, respectively. The total obligation associated with LTIP grants of restricted units as of December 31, 2025 and 2024 was $17.2 million and $16.9 million, respectively, and is included in the partners’ capital Limited partners-common unitholders line item in our consolidated balance sheets. As of December 31, 2025, there was $9.7 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest. That expense is expected to be recognized over a weighted-average period of 1.5 years.

On January 27, 2026, the Compensation Committee authorized additional grants of 410,443 restricted units, of which 395,443 units were granted. These restricted units have certain minimum-value guarantees, regardless of whether the awards vest.

Supplemental Executive Retirement Plan and Directors’ Deferred Compensation Plan

A summary of SERP and Directors’ Deferred Compensation Plan activity is as follows:

	Number of units	Weighted average fair value per unit	Intrinsic value
			(in thousands)

Phantom units outstanding as of January 1, 2023	742,540	$20.28	$15,088
Granted	118,737	20.46
Settled (1)	(49,331)	20.27
Phantom units outstanding as of December 31, 2023	811,946	20.44	17,197
Granted	100,757	22.85
Settled (1) (2)	(912,703)	26.37
Phantom units outstanding as of December 31, 2024	—
(1)	During the years ended December 31, 2024 and 2023, we purchased 54,152 and 27,576 ARLP common units, respectively, on the open market to settle the accounts of participants under the SERP. Units purchased were net of units settled in cash to satisfy tax withholdings.
(2)	On December 16, 2024, the SERP and Directors’ Deferred Compensation Plan were terminated, and final distributions of applicable plan accounts were settled in cash.

Total SERP and Directors’ Deferred Compensation Plan expense was $2.3 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.

19.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 25 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Year Ended December 31, 2025

Coal sales	$1,342,334	$590,181	$—	$—	$—	$1,932,515
Oil & gas royalties	—	—	137,849	—	—	137,849
Coal royalties	—	—	—	80,471	(80,471)	—
Transportation revenues	24,967	11,645	—	—	—	36,612
Other revenues	8,861	2,877	1,707	—	74,390	87,835
Total revenues	$1,376,162	$604,703	$139,556	$80,471	$(6,081)	$2,194,811

Year Ended December 31, 2024

Coal sales	$1,399,100	$712,703	$—	$—	$—	$2,111,803
Oil & gas royalties	—	—	138,311	—	—	138,311
Coal royalties	—	—	—	69,676	(69,676)	—
Transportation revenues	85,142	27,448	—	—	—	112,590
Other revenues	11,901	3,091	825	65	70,122	86,004
Total revenues	$1,496,143	$743,242	$139,136	$69,741	$446	$2,448,708

Year Ended December 31, 2023

Coal sales	$1,364,901	$845,309	$—	$—	$—	$2,210,210
Oil & gas royalties	—	—	137,751	—	—	137,751
Coal royalties	—	—	—	65,572	(65,572)	—
Transportation revenues	106,150	36,140	—	—	—	142,290
Other revenues	10,505	1,885	3,774	42	60,244	76,450
Total revenues	$1,481,556	$883,334	$141,525	$65,614	$(5,328)	$2,566,701

The following table illustrates the beginning and ending balances of our trade receivables:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Beginning balance	$166,829	$282,622	$241,412
Ending balance	$129,686	$166,829	$282,622

The following table illustrates the projected revenue for all coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 and disaggregated by segment and contract duration.

				2029 and
	2026	2027	2028	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$1,199,480	$770,364	$453,259	$310,474	$2,733,577
Appalachia Coal Operations coal revenues	449,944	298,139	236,920	18,000	1,003,003
Total coal revenues	$1,649,424	$1,068,503	$690,179	$328,474	$3,736,580

20.CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The international coal market has been a part of our business with indirect sales to end-users in Europe, Africa, Asia, North America and South America. Our sales into the international coal market are considered exports and are made through brokered transactions. During the years ended December 31, 2025, 2024 and 2023, export tons represented approximately 8.6%, 17.3% and 15.7% of tons sold, respectively.

Because title to our export shipments typically transfers to our brokerage customers at a point that does not necessarily reflect the end-usage point, we attribute export tons to the country with the end-usage point, if known. No individual country was attributed greater than 10% of all tons sold during the years ended December 31, 2025, 2024 and 2023.

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

		Year Ended December 31,
	Segment	2025	2024	2023

		(in thousands)

Customer A	Illinois Basin	$344,852	270,448	—
Customer B	Illinois Basin/Appalachia	327,759	$422,936	$332,500
Customer C	Illinois Basin	—	241,800	253,573

Trade accounts receivable from major customers totaled $25.3 million and $50.1 million at December 31, 2025 and 2024, respectively. Our credit loss experience has historically been insignificant. Financial conditions of our customers could result in a material change to our credit loss expense in future periods. The coal supply agreements with Customers A and B expire in 2030 and 2028, respectively.

21.RELATED-PARTY TRANSACTIONS

We have continuing related-party transactions with MGP and its affiliates. The board of directors of our general partner (“Board of Directors”) and its conflicts committee (“Conflicts Committee”) review our related-party transactions that involve a potential conflict of interest between our general partner or its affiliates and ARLP or its subsidiaries or any other partner of ARLP to determine that such transactions are fair and reasonable to ARLP. As a result of these reviews, the Board of Directors and the Conflicts Committee approved each of the transactions described below that had such potential conflict of interest as fair and reasonable to ARLP.

Affiliate Coal Lease Agreements

The following table summarizes advanced royalties outstanding and related payments and recoupments under our affiliate coal lease agreements:

		WKY CoalPlay
		Towhead	Henderson	WKY
	Craft Foundations	Coal	Coal	CoalPlay
		Henderson		Henderson
	Tunnel	& Union	Henderson	& Union
	Ridge	Counties, KY	County, KY	Counties, KY	Total
	Acquired	Acquired	Acquired	Acquired
	2005	2014	2014	2015
	(in thousands)

As of January 1, 2023	$1,500	$22,092	$20,172	$16,844	$60,608
Payments	3,000	3,597	2,521	2,131	11,249
Recoupment	(3,000)	(4,258)	—	—	(7,258)
Unrecoupable	—	—	—	—	—
As of December 31, 2023	1,500	21,431	22,693	18,975	64,599
Payments	3,000	3,597	2,521	2,131	11,249
Recoupment	(3,000)	(5,380)	(258)	(21)	(8,659)
Unrecoupable	—	—	—	—	—
As of December 31, 2024	1,500	19,648	24,956	21,085	67,189
Payments	1,500	3,597	2,521	2,131	9,749
Recoupment	(3,000)	(1,484)	(232)	(3,096)	(7,812)
Unrecoupable	—	—	—	—	—
As of December 31, 2025	$—	$21,761	$27,245	$20,120	$69,126

Craft Foundations

In January 2005, we acquired Tunnel Ridge from ARH. In connection with this acquisition, we assumed a coal lease and surface land lease with Alliance Resource GP, LLC, an entity indirectly wholly owned by Mr. Craft and Kathleen S. Craft until it was dissolved in December 2020. In December 2018, the property subject to the leases was transferred to The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation (the “Craft Foundations”). Under the terms of the coal lease, Tunnel Ridge is required to pay an annual minimum royalty of $3.0 million. Tunnel Ridge incurred $4.9 million, $12.4 million and $15.1 million in earned royalties under the coal lease in 2025, 2024 and 2023 respectively. The surface land lease has a $0.2 million annual payment payable in January of each year.

On January 29, 2026, Alliance Resource Properties purchased all of the ownership interests in coal reserves together with surface rights located in Ohio County, West Virginia and Washington County, Pennsylvania subject to the leases from the Craft Foundations for $15.5 million in the aggregate. The entire purchase price of $7.75 million payable to The Kathleen S. Craft Foundation was paid in full at the closing, while The Joseph W. Craft III Foundation was paid approximately $1.8 million at closing with the balance of the purchase price to be paid over the next six years. See Note 12 – Long-Term Debt for more information on the installment purchase arrangement.

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

22.INCOME TAXES

Components of income before income taxes were attributable to the following categories:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Domestic	$335,450	$381,494	$644,450
Foreign	565	—	—
Total income before income taxes	$336,015	$381,494	$644,450

Components of income tax expense disaggregated by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$17,952	$16,719	$15,917
State	1,541	1,403	1,336
Foreign	156	—	—
	19,649	18,122	17,253
Deferred:
Federal	(587)	(2,104)	(7,235)
State	(297)	(81)	(1,738)
	(884)	(2,185)	(8,973)
Income tax expense	$18,765	$15,937	$8,280

Reconciliations of income taxes at the U.S. federal statutory tax rate to income taxes at our effective tax rate are as follows:

	Year Ended December 31, 2025
	Amount	Rate
	(in thousands)
U.S. federal statutory income tax rate	$70,563	21.0%
State and local income tax, net of federal income tax benefit (1)	983	0.3%
Foreign tax effects	38	0.0%
Tax credits	(602)	(0.2)%
Nontaxable or nondeductible items:
Partnership income not subject to income taxes	(50,423)	(15.0)%
Noncontrolling interest income not subject to income taxes	(1,367)	(0.4)%
Other adjustments	(427)	(0.1)%
Income tax expense	$18,765	5.6%
(1)	State taxes in Texas and Oklahoma made up the majority of the tax effect in this category for 2025.

The effective income tax rate for our income tax expense for the years ended December 31, 2025 is less than the federal statutory rate, primarily due to the portion of income not subject to income tax.

	Year Ended December 31,
	2024	2023

	(in thousands)
Income taxes at statutory rate	$80,114	$135,335

Less: Income taxes at statutory rate on Partnership income not subject to income taxes	(61,619)	(119,556)

Increase (decrease) resulting from:
State taxes, net of federal income tax	1,187	864
Tax effect of noncontrolling interest income not subject to income taxes	(1,058)	(1,361)
Return to accrual adjustments	(3,018)	(7,008)
Other	331	6
Income tax expense	$15,937	$8,280

The effective income tax rates for our income tax expense for the years ended December 31, 2024 and 2023 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2025	2024

	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$(30,513)	$(33,168)
Digital assets	(3,233)	(4,319)
Equity investments	(6,270)	(1,240)
Other	(29)	(28)
Total deferred tax liabilities	(40,045)	(38,755)

Deferred tax assets:
Federal loss carryovers and credits	10,604	9,016
State loss carryovers and credits	3,738	3,122
Capitalized research and development	2,590	2,646
Other	28	2
Total deferred tax assets	16,960	14,786

Overall net deferred tax liabilities	$(23,085)	$(23,969)

Deferred tax liabilities for property, plant and equipment are primarily the result of the Alliance Minerals’ election in 2022 to change its federal income tax status from a pass-through entity to a taxable entity and a non-cash acquisition gain recognized in 2019 related to the acquisition of AllDale I & II. Deferred tax liabilities for digital assets are due to the remeasurement of our digital assets to fair value, which is not taxable until the digital asset is sold. Deferred tax liabilities for equity investments are due to differences between the financial reporting and tax bases of equity investments of other subsidiaries that are taxable for federal income tax purposes.

Federal and state loss carryovers and credits are primarily due to net operating losses and research and development credits associated with the operations of other subsidiaries that are taxable for federal income tax purposes. Research and development expenses from prior years were required to be capitalized and amortized for U.S. tax purposes, resulting in a deferred tax asset. These expenses are primarily associated with the operations of other subsidiaries that are taxable for federal income tax purposes. Deferred tax assets for federal loss carryovers and credits generally do not have an expiration date. Deferred tax assets for state loss carryovers and credits generally expire between 2028 and 2038 with some carryovers having indefinite carryforward periods.

The following table summarizes income taxes paid (net of refunds received) by jurisdiction:

	Year Ended
	December 31,
	2025	2024	2023

	(in thousands)
Federal	$17,512	$17,436	$12,550
State	1,502	2,104	1,065
Foreign	71	—	—
Total income tax paid	$19,085	$19,540	$13,615

Our 2020 through 2024 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

23.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit (“EPU”). Subsequent to the JC Resources Acquisition, net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities. Prior to the JC Resources Acquisition, in addition to limited partners and participating securities allocations, amounts were also allocated to our general partner for historical earnings from the mineral interests acquired in the JC Resources Acquisition. Participating securities represent outstanding restricted unit awards under our LTIP. During 2024 and 2023, our participating securities also included phantom units in notional accounts under our SERP and Directors’ Deferred Compensation Plan. The SERP and Directors’ Deferred Compensation Plan were terminated and settled in December 2024 and no longer have participating securities that receive an allocation of income.

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU.

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per unit data)
Net income attributable to ARLP	$311,163	$360,855	$630,118
Less:
General partner's interest in net income attributable to ARLP	—	—	(1,384)

Limited partners' interest in net income attributable to ARLP	311,163	360,855	628,734

Less:
Distributions to participating securities	(2,975)	(6,005)	(9,688)
Undistributed earnings attributable to participating securities	—	—	(7,203)

Net income attributable to ARLP available to limited partners	$308,188	$354,850	$611,843

Weighted-average limited partner units outstanding – basic and diluted	128,388	127,965	127,180

Earnings per limited partner unit - basic and diluted (1)	$2.40	$2.77	$4.81
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, participating securities of 719, 1,889 and 2,922, respectively, were considered anti-dilutive under the treasury stock method.

24.SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cash Paid For:
Interest	$45,613	$44,834	$37,126

Non-Cash Activity:
Accounts payable for purchase of property, plant and equipment	$12,902	$23,728	$14,586
Market value of common units distributed under deferred compensation plans before tax withholding requirements	$17,068	$34,880	$28,906

25.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal on the Ohio River in Indiana. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC’s mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View mining complex, which includes the River View and Henderson County mines and, (d) the Hamilton mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

The Appalachia Coal Operations reportable segment includes (a) the Mettiki mining complex, (b) the Tunnel Ridge mining complex and, (c) the MC Mining mining complex.

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

Other, Corporate and Elimination includes marketing and administrative activities, Alliance Design and Alliance Service, Inc., including its subsidiaries (collectively, the “Matrix Group”), Bitiki KY, LLC (which holds our crypto-mining activities) (see Note 7 – Digital Assets), our non oil & gas equity investments (see Note 3 – Variable Interest Entities and Note 10 – Investments), Wildcat Insurance (which assists the ARLP Partnership with its insurance requirements), and AROP Funding and Alliance Finance (both discussed in Note 12 – Long-Term Debt). The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Year Ended December 31, 2025

Revenues - Outside	$1,376,162	$604,703	$139,556	$—	$2,120,421
Revenues - Intercompany	—	—	—	80,471	80,471
Total revenues (1)	1,376,162	604,703	139,556	80,471	2,200,892
Less:
Segment Adjusted EBITDA Expense (2)	894,521	459,351	18,447	27,612	1,399,931
Transportation expenses	24,967	11,645	—	—	36,612
Other segment items (3)	—	—	3,581	—	3,581
Segment Adjusted EBITDA (4)	456,674	133,707	117,528	52,859	760,768

Total assets (5)	1,030,398	445,327	878,668	297,714	2,652,107
Capital expenditures (6)	183,583	71,159	—	312	255,054

Year Ended December 31, 2024

Revenues - Outside	$1,496,143	$743,242	$139,136	$65	$2,378,586
Revenues - Intercompany	—	—	—	69,676	69,676
Total revenues (1)	1,496,143	743,242	139,136	69,741	2,448,262
Less:
Segment Adjusted EBITDA Expense (2)	937,083	551,734	19,853	25,759	1,534,429
Transportation expenses	85,142	27,448	—	—	112,590
Other segment items (3)	—	—	2,325	—	2,325
Segment Adjusted EBITDA (4)	473,918	164,060	116,958	43,982	798,918

Total assets (5)	1,028,622	467,463	818,502	307,924	2,622,511
Capital expenditures (6)	301,591	109,315	—	—	410,906

Year Ended December 31, 2023

Revenues - Outside	$1,481,556	$883,334	$141,525	$42	$2,506,457
Revenues - Intercompany	—	—	—	65,572	65,572
Total revenues (1)	1,481,556	883,334	141,525	65,614	2,572,029
Less:
Segment Adjusted EBITDA Expense (2)	861,288	516,471	16,532	24,451	1,418,742
Transportation expenses	106,150	36,140	—	—	142,290
Other segment items (3)	—	—	3,485	—	3,485
Segment Adjusted EBITDA (4)	514,118	330,723	121,508	41,163	1,007,512

Total assets (5)	966,102	488,427	781,184	315,592	2,551,305
Capital expenditures (6)	257,885	116,217	—	400	374,502
(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Total segment revenues	$2,200,892	$2,448,262	$2,572,029
Other, Corporate and Elimination revenues - Outside	74,390	70,122	60,244
Other, Corporate and Elimination revenues - Intercompany	(80,471)	(69,676)	(65,572)
Total consolidated revenues	$2,194,811	$2,448,708	$2,566,701

Revenues included in Other, Corporate and Elimination are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA Expense is used as a financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

(3)	Other segment items include:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Segment Adjusted EBITDA – total segments	$760,768	$798,918	$1,007,512
Other, Corporate and Elimination profit (loss)	21,090	(2,464)	4,661
General and administrative	(83,119)	(82,224)	(79,096)
Depreciation, depletion and amortization	(299,436)	(285,446)	(267,982)
Asset Impairments	—	(31,130)	—
Interest expense, net	(36,984)	(28,007)	(26,697)
Change in fair value of digital assets	(4,354)	22,395	—
Impairment loss on investments	(28,037)	—	—
Litigation expense accrual	—	(15,250)	—
Noncontrolling interest	6,087	4,702	6,052
Income before income taxes	$336,015	$381,494	$644,450

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	December 31,
	2025	2024	2023

	(in thousands)
Total segment assets	$2,652,107	$2,622,511	$2,551,305
Other, Corporate and Elimination total assets	201,681	293,219	237,121
Total consolidated assets	$2,853,788	$2,915,730	$2,788,426

(6)	Capital expenditures shown exclude $17.8 million, $24.7 million and $110.9 million paid for oil & gas acquisitions in 2025, 2024 and 2023, respectively. See Note 4 – Acquisitions for more information. The following is a reconciliation of our total segment capital expenditures to total consolidated capital expenditures:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Total segment capital expenditures	$255,054	$410,906	$374,502
Other, Corporate and Elimination capital expenditures	8,226	17,835	4,836
Total consolidated capital expenditures	$263,280	$428,741	$379,338

26.SUBSEQUENT EVENT

On January 29, 2026, we announced our decision to cease longwall production at our Mettiki mining complex and primarily satisfy remaining contracted commitments from existing inventory. We will continue to evaluate options concerning the mine’s future. We are in the process of determining the fair value of the assets at Mettiki and estimate that there could be an impairment charge of up to approximately $43.0 million in the first quarter of 2026 primarily in our Appalachia reportable segment.

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

Costs Incurred in Oil & Gas Property Acquisitions

Costs incurred in oil & gas property acquisitions are presented below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Acquisition costs of properties
Proved	$11,484	$7,093	$21,943
Unproved	6,353	17,640	16,741
Total	$17,837	$24,733	$38,684

Property acquisition costs for 2025 primarily include the Elk Range Acquisition and other ground game acquisitions. Property acquisition costs for 2024 primarily include other ground game acquisitions. Property acquisition costs for 2023 primarily include the Skyland Acquisition and other ground game acquisitions. See Note 4 – Acquisitions in our consolidated financial statements for more information regarding these acquisitions.

Oil & Gas Capitalized Costs

Aggregate capitalized costs related to oil & gas activities with applicable accumulated depreciation, depletion, and amortization are presented below:

	As of December 31,
	2025		2024		2023

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Proved properties	$531,892	$18,180	$497,252	$17,031	$438,378	$14,950
Unproved properties	364,028	9,949	380,831	11,127	414,972	13,295
Total	895,920	28,129	878,083	28,158	853,350	28,245
Less accumulated depreciation, depletion and amortization	(220,918)	(7,890)	(184,365)	(6,469)	(144,561)	(5,183)
Oil & gas properties, net	$675,002	$20,239	$693,718	$21,689	$708,789	$23,062

Results of Operations from Oil & Gas Activities

The following schedule sets forth the revenues and expenses related to our oil & gas mineral interests. It does not include any interest costs or general and administrative costs, and therefore, is not necessarily indicative of the contribution of our Oil & Gas Royalties segment to our overall results.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Consolidated activities
Oil & gas royalties	$137,849	$138,311	$137,751
Other revenues	1,707	825	3,774
Production costs and severance taxes	(13,886)	(14,476)	(13,423)
Depreciation, depletion and amortization	(36,553)	(39,804)	(36,865)
Income tax expense	(18,016)	(13,948)	(14,568)
Total results of oil & gas activities	$71,101	$70,908	$76,669

Our share of an equity method investee
Oil & gas royalties	$5,212	$4,535	$4,719
Other revenues	38	31	102
Production costs and severance taxes	(704)	(630)	(638)
Depreciation, depletion and amortization	(1,221)	(1,206)	(1,142)
Total results of oil & gas activities	$3,325	$2,730	$3,041

Oil & Gas Reserves

The net proved developed and undeveloped oil & gas reserves quantities of the mineral interests attributable to us are summarized below:

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

As of January 1, 2023	9,013	45,322	5,476	22,043
Purchases of minerals in place	361	2,421	142	907
Revisions of previous estimates	(175)	2,177	559	748
Extensions and discoveries	1,252	4,460	654	2,649
Production	(1,418)	(5,759)	(726)	(3,105)
As of December 31, 2023 (1)	9,033	48,621	6,105	23,242
Purchases of minerals in place	209	1,083	176	565
Revisions of previous estimates	(353)	1,175	299	142
Extensions and discoveries	1,859	8,399	1,164	4,423
Production	(1,501)	(6,304)	(850)	(3,402)
As of December 31, 2024 (1)	9,247	52,974	6,894	24,970
Purchases of minerals in place	280	949	153	591
Revisions of previous estimates	(897)	(2,012)	(317)	(1,550)
Extensions and discoveries	3,306	17,816	2,481	8,756
Production	(1,628)	(6,674)	(908)	(3,648)
As of December 31, 2025 (1)	10,308	63,053	8,303	29,119
(1)	Proved reserves of approximately 2,037 MBOE, 1,879 MBOE and 1,780 MBOE were attributable to noncontrolling interests, as of December 31, 2025, 2024 and 2023, respectively.

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

As of January 1, 2023	349	2,460	212	971
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(46)	74	(23)	(57)
Extensions and discoveries	61	770	59	248
Production	(44)	(402)	—	(110)
As of December 31, 2023	320	2,902	248	1,052
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(16)	54	(50)	(57)
Extensions and discoveries	74	544	51	216
Production	(42)	(454)	—	(118)
As of December 31, 2024	336	3,046	249	1,093
Sales of minerals in place	—	—	—	—
Revisions of previous estimates	(20)	(130)	(43)	(85)
Extensions and discoveries	22	510	11	118
Production	(49)	(423)	—	(120)
As of December 31, 2025	289	3,003	217	1,006

Total consolidated and equity interests in reserves at December 31, 2025	10,597	66,056	8,520	30,125

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Consolidated activities

Net proved developed reserves as of
January 1, 2023	7,320	39,083	4,638	18,472
December 31, 2023	7,489	43,167	5,276	19,960
December 31, 2024	8,053	48,420	6,221	22,343
December 31, 2025	8,909	57,940	7,563	26,128

Net proved undeveloped reserves as of
January 1, 2023	1,692	6,240	839	3,571
December 31, 2023	1,544	5,454	829	3,282
December 31, 2024	1,194	4,554	673	2,626
December 31, 2025	1,399	5,113	740	2,991

	Crude Oil	Natural Gas	Natural Gas Liquids	Total
	(MBbl)	(MMcf)	(MBbl)	(MBOE)
Our share of an equity method investee

Net proved developed reserves as of
January 1, 2023	231	2,090	168	747
December 31, 2023	265	2,517	209	894
December 31, 2024	248	2,668	194	888
December 31, 2025	250	2,793	191	906

Net proved undeveloped reserves as of
January 1, 2023	119	369	43	224
December 31, 2023	55	385	39	158
December 31, 2024	88	378	55	206
December 31, 2025	39	210	26	100

Natural gas reserves are converted to BOE based on a 6:1 ratio: six Mcf of natural gas converts to one BOE.

Notable changes in proved reserves during the year ended December 31, 2023, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2023, a net addition of 2,897 MBOE occurred primarily from the completion of 2,117 new wells on our acreage and from the addition of 548 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Increases in oil & gas reserves include 789 MBOE due to revisions of previous quantity estimates, offset by a decline of 98 MBOE due to changes in the underlying commodity prices during the year.

Notable changes in proved reserves during the year ended December 31, 2024, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2024, a net addition of 4,639 MBOE occurred primarily from the completion of 1,519 new wells on our acreage and from the addition of 346 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Increases in oil & gas reserves include 136 MBOE due to revisions of previous quantity estimates, offset by a decline of 51 MBOE due to changes in the underlying commodity prices during the year.

Notable changes in proved reserves during the year ended December 31, 2025, included:

●	Net change due to extensions and discoveries - The increases are a result of additional development by the operators of the properties under which we own mineral interests. In 2025, a net addition of 8,874 MBOE occurred primarily from the completion of 1,046 new wells on our acreage and from the addition of 309 new proved undeveloped locations due to permitting and drilling activity.

●	Revisions - Decreases in oil & gas reserves include a decline of 1,624 MBOE due to revisions of previous quantity estimates and 11 MBOE due to changes in the underlying commodity prices during the year.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the 12-month unweighted average of first-of-the-month commodity prices for the years ended December 31, 2025, 2024 and 2023. All prices are adjusted for quality, transportation fees, energy content and regional basis differentials. Future cash inflows are computed by applying applicable prices relating to our proved reserves to the year-end quantities of those reserves. Future production costs are derived based on current costs assuming continuation of existing economic conditions.

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

	As of December 31,
	2025		2024		2023

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Future cash inflows	$908,678	28,684	$849,345	32,472	$914,461	34,986
Future production costs and severance taxes	(68,958)	(2,030)	(63,840)	(2,375)	(69,507)	(2,548)
Future income tax expense	(193,135)	—	(180,666)	—	(194,339)	—
Future net cash flows (undiscounted)	646,585	26,654	604,839	30,097	650,615	32,438
Annual discount 10% for estimated timing	(315,723)	(12,079)	(292,678)	(13,551)	(315,327)	(14,852)
Total standardized measure (1)	$330,862	$14,575	$312,161	$16,546	$335,288	$17,586
(1)	Includes standardized discounted future net cash flows of approximately $29.3 million, $29.6 million and $31.6 million attributable to noncontrolling interests in the ARLP Partnership’s consolidated subsidiaries as of December 31, 2025, 2024 and 2023, respectively.

The average realized product prices weighted by production over the remaining lives of the properties are presented in the table below:

	For the Year Ended December 31,
	2025	2024	2023
Oil (per Bbl)	$64.89	$75.22	$77.61
Natural gas (per Mcf)	1.40	0.68	1.55
NGLs (per Bbl)	18.29	17.12	22.63

Changes in the standardized measure of discounted future net cash flows related to the proved oil & gas reserves of the properties are as follows:

	As of December 31,
	2025		2024		2023

	(in thousands)
	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee	Consolidated	Our Share of an Equity Method Investee

Standardized measure, beginning of year	$312,161	16,546	$335,288	17,586	$456,657	$24,445
Purchases and sales of reserves in place, less related costs	11,018	—	9,126	—	17,519	—
Sales, net of production costs	(123,963)	(4,508)	(123,835)	(3,905)	(124,328)	(4,081)
Net changes due to extensions and discoveries	140,748	1,659	94,068	3,949	60,628	3,582
Net changes in prices and production costs	(47,520)	288	(30,539)	(1,825)	(185,935)	(7,960)
Revisions of previous quantity estimates	435	(1,421)	(11,655)	(525)	15,479	(686)
Net changes in income taxes	(5,610)	—	6,956	—	36,699	—
Accretion of discount	40,032	1,280	37,223	1,153	39,912	1,839
Changes in timing and other	3,561	731	(4,471)	113	18,657	447
Net increase (decrease) in standardized measures	18,701	(1,971)	(23,127)	(1,040)	(121,369)	(6,859)
Standardized measure, end of year	$330,862	$14,575	$312,161	$16,546	$335,288	$17,586

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALLIANCE RESOURCE PARTNERS, L.P.

CONDENSED BALANCE SHEETS (PARENT)

DECEMBER 31, 2025 AND 2024

(In thousands, except unit data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,916	$1,942
Total current assets	1,916	1,942
OTHER ASSETS:
Investments in consolidated subsidiaries	1,841,711	1,866,102
Total other assets	1,841,711	1,866,102
TOTAL ASSETS	$1,843,627	$1,868,044

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accrued taxes other than income taxes	$—	$194
Total current liabilities	—	194
Total liabilities	—	194

PARTNERS' CAPITAL:
Limited Partners - Common Unitholders 128,428,024 and 128,061,981 units outstanding, respectively	1,843,627	1,867,850
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$1,843,627	$1,868,044

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands, except unit and per unit data)

	Year Ended December 31,
	2025	2024	2023
EXPENSES:
General and administrative	$60	$301	$151
Total operating expenses	60	301	151

LOSS FROM OPERATIONS	(60)	(301)	(151)

Interest income	75	94	57
Equity in earnings of consolidated subsidiaries	311,148	361,062	630,212
NET INCOME ATTRIBUTABLE TO ARLP	$311,163	$360,855	$630,118

NET INCOME ATTRIBUTABLE TO ARLP
GENERAL PARTNER	$—	$—	$1,384
LIMITED PARTNERS	$311,163	$360,855	$628,734

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$2.40	$2.77	$4.81

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,387,910	127,964,744	127,180,312

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT)

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:	$337,152	$363,329	$364,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to Partners	(337,178)	(363,430)	(364,579)
Net cash used in financing activities	(337,178)	(363,430)	(364,579)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26)	(101)	(131)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,942	2,043	2,174
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,916	$1,942	$2,043

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

2.GUARANTEES

As the parent of Alliance Coal and the Intermediate Partnership, ARLP is a guarantor of the Credit Facility and the 2029 Senior Notes discussed in “Item 8. Financial Statements and Supplementary Data—Note 12 – Long-Term Debt” of this Annual Report on Form 10-K. In addition to these guarantees, ARLP has provided guarantees on surety indemnity agreements and financially guaranteed certain coal supply agreements. The duration of these guarantees varies. The maximum undiscounted potential future payment obligation for our guarantees of certain coal supply agreements as of December 31, 2025 is approximately $253.2 million. These guarantees provide for compensation to customers based on additional cost to the customer to replace any contracted tons that our subsidiaries fail to deliver. We do not expect to make any payments under these guarantees.

3.CASH DISTRIBUTIONS RECEIVED

We received distributions of $337.2 million, $363.4 million and $364.6 million from our consolidated subsidiaries during the years ended December 31, 2025, 2024, and 2023, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosures. As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including the CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on this evaluation, the CEO and CFO concluded that these controls and procedures are effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management of the ARLP Partnership is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The ARLP Partnership’s internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors of our general partner regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that the ARLP Partnership’s assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners and an internal auditor supported by competent and qualified external resources used to assist in testing the operating effectiveness of the ARLP Partnership’s internal control over financial reporting. Management concluded that the design and operations of our internal controls over financial reporting at December 31, 2025 are effective and provide reasonable assurance the books and records accurately reflect the transactions of the ARLP Partnership.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by COSO in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2025, the ARLP Partnership’s internal control over financial reporting was effective based on those criteria, and management believes that we have no material internal control weaknesses in our financial reporting process.

Grant Thornton LLP, an independent registered public accounting firm, has made an independent assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report that is included herein.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) in the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of Alliance Resource Management GP, LLC

and Unitholders of Alliance Resource Partners, L.P.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Alliance Resource Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2025, based on criteria established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 26, 2026

ITEM 9B.OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

Imothy
Name	Age	Position With Our General Partner

Joseph W. Craft III	75	Chairman, President and Chief Executive Officer

Megan J. Cordle	53	Vice President, Controller and Chief Accounting Officer

Cary P. Marshall	61	Senior Vice President and Chief Financial Officer

Jesse M. Parrish	40	Senior Vice President and Chief Commercial Officer of Alliance Coal, LLC

Steven C. Schnitzer	63	Senior Vice President, General Counsel and Secretary

Kirk D. Tholen	53	Senior Vice President; also President, Alliance Minerals, LLC

Mark Watson	49	Senior Vice President – Operations and Technology; also Chief Executive Officer, Matrix Design Group, LLC

Timothy J. Whelan	63	Senior Vice President – Sales and Marketing of Alliance Coal, LLC

Thomas M. Wynne	69	Senior Vice President and Chief Operating Officer

Nick Carter	79	Director and Member of Audit, Compensation* and Conflicts Committees

Robert J. Druten	78	Director and Member of Audit, Compensation and Conflicts* Committees

Ronna McDaniel	52	Director and Member of Audit, Compensation and Conflicts Committees

Wilson M. Torrence	84	Director and Member of Audit,* Compensation and Conflicts Committees

Paul H. Vining	71	Director**

* Indicates Chairman of Committee. ** Indicates Lead Director.

Joseph W. Craft III has been President, CEO and a Director since August 1999, Chairman of the Board of Directors since January 1, 2019, and indirectly owns our general partner. Previously Mr. Craft served as President of MAPCO Coal Inc. since 1986. During that period, he also was Senior Vice President of MAPCO Inc. and had previously been that company’s General Counsel and Chief Financial Officer. He is a Director of the National Mining Association, and a Director and former Chairman of America’s Power. Mr. Craft is a Director and former Chairman of the Kentucky Chamber of Commerce. He has been a Director of BOK Financial Corporation (NASDAQ: BOKF) since 2007 and chairman of its compensation committee since 2014. Mr. Craft holds both a Bachelor of Science degree in Accounting and a Juris Doctor degree from the University of Kentucky. Mr. Craft also is a graduate of the Senior Executive Program of the Alfred P. Sloan School of Management at the Massachusetts Institute of Technology. The specific experience, qualifications, attributes, or skills that led to the conclusion Mr. Craft should serve as a Director include his long history of significant involvement in the coal industry, his demonstrated business acumen and his exceptional leadership of the Partnership since its inception.

Megan J. Cordle became Vice President, Controller and Chief Accounting Officer in March 2022. Since joining the Partnership in October 1999, Ms. Cordle has held several positions of increasing responsibility, including Vice President and Assistant Controller. She held the position of Audit Manager with Deloitte & Touche LLP prior to joining the

Partnership. She is a certified public accountant and holds a Bachelor of Science in Business Administration degree with a major in Accounting from the University of Tulsa.

Cary P. Marshall became Senior Vice President and CFO in April 2023. Prior to his current position, Mr. Marshall previously served as Vice President, Corporate Finance and Treasurer since May 2003. Mr. Marshall joined Alliance in 1993 and has held several positions with increasing responsibilities in the finance and marketing areas. Mr. Marshall joined Alliance’s predecessor, MAPCO Inc. in 1989 and held a variety of corporate finance positions. Mr. Marshall holds both a Bachelor of Business Administration degree and a Master of Business Administration degree from Southern Methodist University.

Jesse M. Parrish became Senior Vice President and Chief Commercial Officer of Alliance Coal in August 2025. Mr. Parrish joined Alliance Coal in April 2025 as Senior Vice President of Operations. Prior to joining Alliance Coal, Mr. Parrish spent more than a decade in senior leadership roles in the eastern U.S. coal industry, including serving as Chief Executive Officer of Blackhawk Mining, LLC from June 2020 to April 2025. During his long tenure at Blackhawk, Mr. Parrish held various positions of increasing responsibility, including President, Chief Financial Officer, and Vice President and Director of Strategic Planning and Corporate Communications. Before his career at Blackhawk, Mr. Parrish practiced law with Bingham Greenebaum Doll LLP, where he focused on coal related financings, mergers and acquisitions, and environmental matters. Mr. Parrish has previously served as chairman of both the West Virginia Coal Association and the Kentucky Coal Association and is a trustee of the Energy and Mineral Law Foundation. Mr. Parrish holds both a Bachelor of Business Administration in Finance and a Juris Doctor degree from the University of Kentucky.

Steven C. Schnitzer became Senior Vice President, General Counsel and Secretary in March 2024. Mr. Schnitzer previously served as Senior Vice President, General Counsel and Secretary of the general partner of both Arc Logistics Partners, LP (NYSE: ARCX), formerly a publicly traded limited partnership engaged in the midstream business, from February 2014 through the completion of its sale in December 2017, and Lightfoot Capital Partners, LP, the private equity sponsor of Arc Logistics Partners, from February 2014 through the completion of the sale of all its portfolio company investments in December 2018. From January 2019 through August 2023, Mr. Schnitzer served as Private Energy - General Counsel and Managing Director (or initially Director) of Tortoise Capital Advisors, L.L.C., which (together with its affiliates) is an energy and power infrastructure and energy transition asset management and advisory firm, and from September 2020 to August 2023 also served in a similar capacity on behalf of Tortoise Capital’s affiliate, Ecofin Investments, LLC. During Mr. Schnitzer’s tenure at Tortoise Capital, he served as Vice President, General Counsel and Secretary of Tortoise Acquisition Corp. (NYSE: SHLL), Tortoise Acquisition Corp. II (NYSE: SNPR) and TortoiseEcofin Acquisition Corp. III (NYSE: TRTL), which were special purpose acquisition corporations sponsored by affiliates of Tortoise Capital that evaluated or completed business combinations in the energy transition space. From June to August 2022, Mr. Schnitzer also served as the Interim General Counsel (or at times Special Counsel) of Volta Inc. (NYSE: VLTA), a developer and operator of EV charging station infrastructure that completed its business combination with Tortoise Acquisition Corp. II in August 2021. Mr. Schnitzer served as Chief Legal Officer and Secretary of Onyx Renewable Partners L.P., a commercial and industrial solar generation and battery storage developer, from September to December 2023. Mr. Schnitzer began his career at Debevoise & Plimpton, LLP in New York City, where he was an Associate in the Corporate Finance Department from 1988 to 1994. He was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Washington, DC-based Crowell & Moring LLP. From 2001 to January 2014, Mr. Schnitzer was the Chair of the Corporate Group of the Washington, DC office of Katten Muchin Rosenman LLP. Mr. Schnitzer holds a Bachelor of Arts degree from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

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

Mark Watson became Senior Vice President - Operations and Technology in July of 2024. Mr. Watson joined the Partnership’s predecessor as an intern in 1994 and has held a variety of engineering and operations positions since joining the Partnership full-time in 2001. Since 2015, Mr. Watson has served as Chief Executive Officer of the Matrix Group, which he has led since 2006. Mr. Watson also oversees certain of the Partnership’s investments in growth-stage companies. Mr. Watson holds both a Bachelor of Science and a Master of Science in Electrical Engineering from the University of Kentucky.

Timothy J. Whelan has been Senior Vice President - Sales and Marketing of Alliance Coal, LLC since May 2013. Since joining the Partnership in September 2003, Mr. Whelan has held several positions with increasing responsibility, including Vice President – Sales prior to his current position. Mr. Whelan previously served in various business development positions for MAPCO Inc. and as Director, Power & Gas Origination for Williams Energy Marketing and Trading. Mr. Whelan has over 30 years of energy industry experience and is a former board member of the American Coal Council and The Coal Institute. Mr. Whelan holds a Bachelor of Science degree in Finance from the University of Arkansas.

Thomas M. Wynne has been Senior Vice President and Chief Operating Officer since March 2009. Mr. Wynne joined the Partnership’s predecessor in 1981 as a mining engineer and held a variety of positions of increasing responsibility prior to his appointment in July 1998 as Vice President—Operations. Mr. Wynne has served the coal industry on the National Executive Committee for National Mine Rescue and previously as a member of the Coal Safety Committee for the National Mining Association. In addition, Mr. Wynne is a past Chairman of the Kentucky Coal Association. Mr. Wynne holds a Bachelor of Science degree in Mining Engineering from the University of Pittsburgh and a Master of Business Administration degree from West Virginia University.

Nick Carter became a Director in April 2015. Mr. Carter is Chairman of the Compensation Committee and a member of the Audit and Conflicts Committees. Mr. Carter retired as President and Chief Operating Officer of Natural Resource Partners L.P. (NYSE: NRP) on September 1, 2014, having served in such capacities since 2002 and in other roles for NRP or its affiliates since 1990. Prior to 1990, Mr. Carter held various positions with MAPCO Coal Inc. and was engaged in the private practice of law. Mr. Carter previously served on the board of directors, the audit committee and as chairman of the compensation committee of Community Trust Bancorp, Inc. (NASDAQ: CTBI) and, beginning in December 2025, serves as chairman of the Board of Independence Power Holdings Inc. (OTC: IPHI). Mr. Carter also previously served as chairman of the National Council of Coal Lessors for 12 years, as chairman of the West Virginia Chamber of Commerce, and as a board member of the West Virginia Coal Association, the Indiana Coal Council, the National Mining Association, and ACCCE. Mr. Carter has served as a board member of the Kentucky Coal Association for over 20 years and currently is its Treasurer. Mr. Carter holds both a Bachelor of Science in Agriculture Economics degree and a Juris Doctor degree from the University of Kentucky and a Master of Business Administration degree from the University of Hawaii. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Carter should serve as a Director include his extensive experience in the coal and energy industries and in senior corporate leadership.

Robert J. Druten became a Director effective January 1, 2019. Mr. Druten is Chairman of the Conflicts Committee and is a member of the Audit and Compensation Committees. From January 2007 through 2018, Mr. Druten was a member of the board of directors of Alliance GP, LLC, the former general partner of AHGP. From September 1994 until his retirement in August 2006, Mr. Druten served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc. Mr. Druten holds a Bachelor of Science degree in Accounting from the University of Kansas and a Master of Business Administration from Rockhurst University. Mr. Druten previously served as Chairman of the Board of Directors of Kansas City Southern Industries, Inc. (NYSE: KSU), a transportation and financial services company, and was Chairman of its executive committee and a member of its compensation committee and nominating and governance committees, and served as a trustee of the voting trust that held KSU from December 2021 to April 2023, at which time the Surface Transportation Board approved KSU’s combination with Canadian Pacific Railway Limited. Mr. Druten previously served as a director of American Italian Pasta, from 2007 until it was acquired by Ralcorp Holdings in July 2010, where he was the Chair of its audit committee and also served on its compensation committee. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Druten should serve as Director are demonstrated by his lengthy and distinguished service as Chief Financial Officer of Hallmark, including direct oversight of a public company subsidiary, and his extensive experience serving as a director of public companies in multiple industries.

Ronna McDaniel became a Director in December 2024. Ms. McDaniel is a member of the Audit, Compensation and Conflicts Committees. Ms. McDaniel served as Chair of the Republican National Committee from 2017 until the first quarter of 2024, where she also chaired its executive committee, and served on the Board of Directors of the Romney Institute of Public Service and Ethics from 2016 to 2021. She served as Chair of the Michigan Republican Party from 2015 to 2017 and as chair of the Michigan Delegation at the 2016 Republican National Convention. Ms. McDaniel served as State Committeewoman in Michigan from 2012 to 2014. Ms. McDaniel holds a Bachelor of Arts degree in English from Brigham Young University. The specific experience, qualifications, attributes or skills that led to the conclusion Ms. McDaniel should serve as a Director include her skills in leadership, governance, public relations and organizational risk assessment, together with her skills in navigating complex regulatory environments.

Wilson M. Torrence became a Director in January 2007. Mr. Torrence is Chairman of the Audit Committee and a member of the Compensation and Conflicts Committees. From April 2015 through June 2018, Mr. Torrence was also a member of the board of directors of Alliance GP, LLC, the former general partner of AHGP, and chairman of its audit committee. Mr. Torrence retired from Fluor Corporation in 2006 as a Senior Vice President of Project Development and Investments and after retirement has performed investment and business consulting services for various clients. Mr. Torrence was employed at Fluor from 1989 to 2006 where, among other roles, he was responsible for the global Project Investment and Structured Finance Group and served as Chairman of Fluor’s Investment Committee. In that position, Mr. Torrence had executive responsibility for Fluor’s global activities in developing and arranging third-party financing for some of Fluor’s clients’ construction projects. Prior to joining Fluor in 1989, Mr. Torrence was President and CEO of Combustion Engineering Corporation’s Waste to Energy Division and, during that time, also served as Chairman of the Institute of Resource Recovery, a Washington-based industry advocacy organization. Mr. Torrence began his career at Mobil Oil Corporation, where he held several executive positions, including Assistant Treasurer of Mobil’s International Marketing and Refining Division and Chief Financial and Planning Officer of Mobil Land Development Company. Mr. Torrence holds both a Bachelor degree and a Master of Business Administration degree from Virginia Tech University. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Torrence should serve as a Director include his extensive experience in the construction and energy businesses, his senior corporate finance-related and other leadership positions and his participation in numerous financing transactions.

Paul H. Vining became a Director in July 2024 and serves as Lead Director. Mr. Vining has served as Chairman of the Board of Directors of Westmoreland Mining, LLC, a privately held coal producer with active surface mines in Montana and Western Canada, since October 2019, and as Chairman of the Board of Directors of The Frazier Quarry Inc., a privately held quarry and aggregates company, from July 2023 to January 2025. From May through July 2022, Mr. Vining served as Chairman of the Board of Directors of Allegiance Coal Limited (ASX: AHQ), an Australian securities exchange listed company engaged in seaborne met coal mine development and operations, and from 2016 to 2019 served as a member of the Board of Directors of the general partner of then NYSE-listed Foresight Energy LP, a producer of thermal coal. Mr. Vining began his career in 1979 as a mineral engineer and has held a variety of senior executive positions over the years with several companies, including as Chief Executive Officer of Minerals Refining Company, a company with technology that recovers ultra-fine minerals particles from minerals waste, throughout 2022, Executive Vice President Global Investment and Development for Xcoal Energy and Resources LLC, an international coal export and trading company, from 2019 to 2021, and Chief Executive Officer of The Cline Group, LLC, a developer of thermal coal mines in the United States and Canada, from 2015 to 2019. Prior to that, Mr. Vining held senior executive positions in several major companies including as Chief Operating Officer and then President of Alpha Natural Resources, Inc., President and Chief Operating Officer of Patriot Coal Company, Chief Executive Officer of Magnum Coal Company, Chief Commercial Officer of Arch Coal Inc. and Chief Commercial Officer of Peabody. Earlier in his career, Mr. Vining held various commercial and marketing positions at Massey Energy Company, Occidental Petroleum Corp., and ENI S.p.A. Mr. Vining holds both a Bachelor degree and a Master of Science degree in Mining and Minerals Engineering from Columbia University and a Bachelor of Science degree in Chemistry from the College of William and Mary. The specific experience, qualifications, attributes or skills that led to the conclusion Mr. Vining should serve as a Director include his extensive experience in the natural resources mining industry, his extensive service on the boards of directors of and in senior corporate leadership positions for companies engaged in such industry, his experience in business development, operations, financial matters and transactions, and his mining and minerals engineering degree.

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

In fulfilling its oversight and other responsibilities, the Audit Committee met eight times during 2025. The Audit Committee’s activities included, but were not limited to: (a) selecting the independent registered public accounting firm, (b) meeting periodically in executive session with the independent registered public accounting firm, (c) reviewing the Quarterly Reports on Form 10-Q for the three months ended March 31, June 30, and September 30, 2025, (d) performing a self-assessment of the committee, (e) reviewing the Audit Committee charter, and (f) reviewing the overall scope, plans and findings of our internal auditor. Based on the results of the annual self-assessment, the Audit Committee believes that it satisfied the requirements of its charter. A copy of the Audit Committee charter is publicly available on our website under “Investor Relations” at www.arlp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-7673. The Audit Committee also reviewed and discussed with management and the independent registered public accounting firm this Annual Report on Form 10-K, including the audited financial statements.

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

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2025 for filing with the SEC.

Members of the Audit Committee:

Wilson M. Torrence, Chairman

Nick Carter

Robert J. Druten

Ronna McDaniel

Code of Ethics

We have adopted a code of ethics with which the Chairman, President and CEO and the senior financial officers (including the principal financial officer and the principal accounting officer) are expected to comply. The code of ethics is publicly available on our website under “Investor Relations” at www.arlp.com and is available in print without charge to any unitholder who requests it. Such requests should be directed to Investor Relations at (918) 295-7673. If any substantive amendments are made to the code of ethics or if there is a grant of a waiver, including any implicit waiver, from a provision of the code to the President and CEO, Chief Financial Officer, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. There were no such amendments or waivers during the year ended December 31, 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Based on a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that during 2025 none of our directors or executive officers or persons who beneficially owned more than ten percent of a registered class of our equity securities were delinquent with respect to any of the filing requirements under Section 16(a), with the following exceptions: Mark Watson, Senior Vice President – Operations and Technology; also Chief Executive Officer, Matrix Design Group, LLC, filed a Form 4 on January 31, 2025 that included a transaction occurring on January 28, 2025 and Jesse M. Parrish, Senior Vice President and Chief Commercial Officer of Alliance Coal, LLC, filed a Form 3 on August 13, 2025 resulting from a promotion effective on August 1, 2025.

Reimbursement of Expenses of our General Partner and its Affiliates

Our general partner does not receive any management fee or other compensation in connection with its management of us. Our general partner is reimbursed by us for all expenses incurred on our behalf. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Other Related-Party Transactions--Expense Reimbursements.”

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

Role of Executive Officers

Each year, the Chairman, President and CEO submits recommendations to the Compensation Committee for adjustments to the salary, bonuses and long-term equity incentive awards payable to our Named Executive Officers, excluding himself. The Chairman, President and CEO bases his recommendations on his assessment of each executive’s performance, experience, demonstrated leadership, job knowledge and management skills. The Compensation Committee considers the recommendations of the Chairman, President and CEO as one factor in making compensation decisions regarding our Named Executive Officers. Historically, and in 2025, the Compensation Committee and the Chairman, President and CEO have been substantially aligned on decisions regarding the compensation of the Named Executive Officers. As executive officers are promoted or hired during the year, the Chairman, President and CEO makes compensation recommendations to the Compensation Committee and works closely with the Compensation Committee to ensure that all compensation arrangements for executive officers are consistent with our compensation philosophy and are approved by the Compensation Committee. At the direction of the Compensation Committee, the Chairman, President and CEO and the Senior Vice President, General Counsel and Secretary attend certain meetings of the Compensation Committee.

Use of Peer Group Comparisons

The Compensation Committee believes that it is important to review and compare our performance with that of peer companies and reviews the composition of the peer group annually. The peer group represents organizations of such size and complexity of operations in the coal industry and the oil & gas minerals industry as deemed relevant to the Compensation Committee. For 2025, the peer group consisted of the following companies: Alpha Metallurgical Resources, Inc., Black Stone Minerals, L.P., CORE Natural Resources, Inc., Dorchester Minerals, L.P., Kimbell Royalty Partners, LP, Natural Resource Partners L.P., Peabody, Sitio Royalties Corp., and Warrior Met Coal, Inc. In assessing the competitiveness of our executive compensation program for 2025, the Compensation Committee, with the assistance of the Chairman, President and CEO, collected and analyzed publicly available data from the peer group, including proxy information, annual reports, and other disclosures, and developed a comparative analysis of base salaries, short-term incentives, total cash compensation, long-term incentives, and total compensation to align with the role performed by each of our Named Executive Officers. The Compensation Committee uses the peer group data as a point of reference for comparative purposes, but it is not the determinative factor for the compensation of our Named Executive Officers. The Compensation Committee exercises discretion in determining the nature and extent of the use of comparative pay data.

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

Employment Agreements

We have not historically maintained employment agreements with any of our Named Executive Officers. However, we provided an employment letter to our Senior Vice President, General Counsel and Secretary, Mr. Schnitzer, in connection with his hiring in March 2024 setting forth the terms of his employment, which we determined was necessary to successfully hire Mr. Schnitzer and in the best interests of the Partnership. For more information regarding the compensation and potential severance provisions of the Schnitzer Employment Letter, see “Item 11. Executive Compensation—“Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table” and “Potential Payments Upon a Termination or Change in Control.”

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

Base Salary

When reviewing base salaries, the Compensation Committee’s policy is to consider the individual’s experience, tenure and performance, the individual’s level of responsibility, the position’s complexity and its importance to us in relation to other executive positions, our financial performance, and competitive pay practices. The Compensation Committee also considers comparative compensation data of companies in our peer group and the recommendation of the Chairman, President and CEO of our general partner. Base salaries are reviewed annually to ensure continuing consistency with market levels, and adjustments to base salaries are made as needed to reflect movement in the competitive market as well as individual performance. During 2025, our Named Executive Officers other than Mr. Craft received an increase in salary as follows: Mr. Marshall, $35,000 increase to $335,000; Mr. Schnitzer, $15,000 increase to $415,000; Mr. Tholen, $60,000 increase to $560,000; and Mr. Wynne, $130,000 to $560,000.

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

The performance target historically has been EBITDA-based, with items added or removed from the EBITDA calculation to ensure that the performance target reflects the operating results of our core businesses. (EBITDA is defined as net income of ARLP before net interest expense, income taxes, depreciation, depletion and amortization and net income attributable to noncontrolling interest.) The aggregate cash available for awards under the STIP each year is dependent on our actual financial results for the year compared to the annual performance target, and it increases in relation to our EBITDA, as adjusted, exceeding the minimum threshold. Our STIP Guidelines provide that achieving the minimum threshold is the minimum acceptable result for a performance pay-out to occur under the STIP, although the Compensation Committee may determine satisfactory results and adjust the size of the pay-out pool in its sole discretion. In 2025, the Compensation Committee approved a minimum financial performance target of $595.0 million in EBITDA from current operations, normalized by excluding any charges for unit-based and directors’ compensation as well as other equitable adjustments determined to be appropriate by the Compensation Committee. For 2025, we met the minimum performance target.

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

The performance measure for the STIP in 2026 will be based on adjusted EBITDA for current operations, excluding charges for unit-based and directors’ compensation. As discussed above, the Compensation Committee may, in its discretion, make equitable adjustments to the performance criteria under the STIP and adjust the amount of the aggregate pay-out. The Compensation Committee believes the STIP performance criteria for 2026 will be reasonably difficult to achieve and therefore support our key compensation objectives discussed above.

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

The performance target applicable to restricted unit awards under the LTIP is based on a normalized EBITDA measure and requires achieving an aggregate performance level for the vesting period. We typically issue grants under the LTIP at the beginning of each year, with the exception of new employees who begin employment with us at some other time and job promotions that may occur at some other time. The compensation expense associated with LTIP grants is recognized over the vesting period in accordance with FASB ASC 718, Compensation — Stock Compensation.

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

Grants for 2025 under the LTIP, authorized on January 28, 2025, will cliff vest on January 1, 2028, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors’ compensation, for the period January 1, 2025 through December 31, 2027. Regardless of achieving the EBITDA target, the 2025 grants have a minimum value guarantee of either $19.99 or $13.33 per unit as the case may apply to a specific grant recipient. Grants for 2026 under the LTIP, authorized on January 27, 2026, will cliff vest on January 1, 2029, provided we achieve a target level of aggregate EBITDA for current operations, excluding any charges for unit-based and directors’ compensation, for the period January 1, 2026 through December 31, 2028. Regardless of achieving the EBITDA target, the 2026 grants have a minimum value guarantee of either $17.89 or $11.93 per unit as the case may apply to a specific grant recipient.

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

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in this Annual Report on Form 10-K:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Summary Compensation Table

The table below sets forth all the compensation awarded to, earned by, or paid to our Named Executive Officers during fiscal year ended December 31, 2025 and, to the extent required by applicable SEC disclosure rules for individuals that were “named executive officers” in applicable years, during the fiscal years ended December 31, 2024 and 2023.

					Non-Equity
				Unit	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	Total

Joseph W. Craft III	2025	1	—	—	—	—	1
President, Chief Executive	2024	1	—	—	—	—	1
Officer and Chairman	2023	1	—	—	—	—	1

Cary P. Marshall,	2025	332,308	—	659,489	303,000	41,685	1,336,482
Senior Vice President and	2024	300,000	—	590,466	143,580	40,484	1,074,530
Chief Financial Officer	2023	293,269	26,340	666,555	220,000	63,368	1,269,532

Steven C. Schnitzer	2025	413,846	688,000	646,724	272,500	28,000	2,049,070
Senior Vice President,	2024	324,615	552,000	566,256	159,540	25,969	1,628,380
General Counsel and Secretary

Kirk D. Tholen	2025	555,385	—	775,153	506,800	28,000	1,865,338
Senior Vice President; also	2024	500,000	—	650,289	239,300	27,600	1,417,189
President Alliance Minerals, LLC	2023	500,000	1,000,000	734,083	341,000	223,014	2,798,097

Thomas M. Wynne	2025	550,000	—	753,528	506,800	40,900	1,851,228
Senior Vice President and	2024	430,000	—	650,289	205,800	40,500	1,326,589
Chief Operating Officer	2023	430,000	58,393	734,083	345,000	101,155	1,668,631
(1)	Amounts represent the salary earned by each Named Executive Officer for the respective year or, in the case of Mr. Schnitzer, since the date of his hire in 2024.

(2)	Amounts for Mr. Schnitzer represent the portion of his signing bonus paid in 2025 and 2024 pursuant to the Schnitzer Employment Letter. The final installment of such signing bonus was paid to Mr. Schnitzer in February 2026. The amounts for Mr. Marshall, Mr. Tholen and Mr. Wynne represent the second payment of their 2020 service-based vesting LTIP awards which were paid in cash in February 2023.

(3)	The Unit Awards represent the aggregate grant date fair value of restricted units granted pursuant to FASB ASC 718, using the same assumptions as used for financial reporting purposes and which are more fully described in “Item 8. Financial Statements and Supplementary Data—Note 18 – Common Unit-Based Compensation Plans,” to each Named Executive Officer under the LTIP in the respective year. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Equity Awards under the LTIP” for a description of the terms of the awards.

(4)	Amounts represent the STIP bonus earned for the respective year. STIP payments typically are made in the first quarter of the year following the year in which they are earned. Please see “Item 11. Compensation Discussion and Analysis—Compensation Program Components—Annual Cash Incentive Bonus Awards.”

(5)	The amounts represent the sum of the (a) profit sharing savings plan employer contribution and (b) perquisites in excess of $10,000. A reconciliation of the 2025 amounts is as follows:

	Profit Sharing Plan
	Employer
	Contribution ($)	Perquisites (a)	Total ($)

Joseph W. Craft III	—	—	—

Cary P. Marshall	26,585	15,100	41,685

Steven C. Schnitzer	28,000	—	28,000

Kirk D. Tholen	28,000	—	28,000

Thomas M. Wynne	28,000	12,900	40,900
a)	For Mr. Marshall, perquisites and other personal benefits totaling $15,100 comprise tax preparation fees of $13,300 and other perquisites of $1,800. For Mr. Wynne, perquisites and other personal benefits comprise tax preparation fees of $12,900.

Grants of Plan-Based Awards Table

The following table sets forth information concerning grants of plan-based awards to each of our Named Executive Officers during fiscal year 2025.

									All Other
			Estimated Future Payouts Under			Estimated Future Payouts Under			Unit	Grant Date
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Awards:	Fair Value
			Threshold	Target	Maximum	Threshold	Target	Maximum	Number of	of Unit
Name	Grant Date	Approved Date	($)(1)	($)(2)	($)(1)	(#)(3)	(#)(4)	(#)(3)	Units (#)	Awards ($)(5)

Joseph W. Craft III										—

Cary P. Marshall	February 13, 2025	February 13, 2025					24,489			659,489
	January 28, 2025	January 27, 2026		303,000			—			—
				303,000			24,489			659,489

Steven C. Schnitzer	February 13, 2025	February 13, 2025					24,015			646,724
	January 28, 2025	January 27, 2026		272,500			—			—
				272,500			24,015			646,724

Kirk D. Tholen	February 13, 2025	February 13, 2025					28,784			775,153
	January 28, 2025	January 27, 2026		506,800			—			—
				506,800			28,784			775,153

Thomas M. Wynne	February 13, 2025	February 13, 2025					27,981			753,528
	January 28, 2025	January 27, 2026		506,800			—			—
				506,800			27,981			753,528

(1)	Awards under the STIP are subject to our achieving an annual financial performance target each year. However, determination of individual awards under the STIP is based on an assessment of the Named Executive Officer’s performance, comparative compensation data of companies in our peer group and recommendation of the Chairman, President and CEO. The STIP does not specify any threshold or maximum payout amounts. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards” for additional information regarding the STIP awards.

(2)	These amounts represent awards pursuant to our STIP. On January 28, 2025, the Compensation Committee set the EBITDA target amount for use in determining the total plan payout for 2025. The discretionary payout allocations to all participating employees are determined after the year is completed. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Annual Cash Incentive Bonus Awards” for additional information regarding the STIP awards.

(3)	Grants of restricted units under our LTIP are generally not subject to minimum thresholds, targets or maximum payout conditions. However, the vesting of these grants is subject to the satisfaction of certain performance criteria. The grants include a minimum value guarantee. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

(4)	These awards are grants of restricted units pursuant to our LTIP. The grants include a minimum value guarantee. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

(5)	We calculated the fair value of LTIP awards granted on February 13, 2025 to our Named Executive Officers using a value of $26.93 per unit, the closing unit price on the grant date.

Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table

For a discussion regarding amounts payable pursuant to our STIP and LTIP, please see “Item 11. Compensation Discussion and Analysis—Compensation Components” above.

Schnitzer Employment Letter

We provided Mr. Schnitzer with his employment letter upon his entry into employment with us in 2024. The Schnitzer Employment Letter provides for, among other things, (i) an initial annual base salary of $400,000, (ii) participation in our short-term incentive plan at 75% of annual base salary, (iii) an initial award in 2024 under the LTIP having value on the grant date of $640,000, and (iv) a signing bonus of $1.408 million, payable over eight quarters of $184,000 for each of the first four quarters and $168,000 for each of the last four quarters, in each case subject to Mr. Schnitzer’s continued employment through the applicable payment dates. The Schnitzer Employment Letter also provides for the payment of severance if Mr. Schnitzer’s employment is terminated on or before March 1, 2027 (as more fully described below within the section titled—Potential Payments Upon a Termination or Change in Control.”

Salary and Bonus in Proportion to Total Compensation

The following table shows the total of salary and bonus in proportion to total compensation from the Summary Compensation Table:

				Salary and
				Bonus as a % of
		Salary and	Total	Total
Name	Year	Bonus ($) (1)	Compensation ($)	Compensation (%)(1)

Joseph W. Craft III	2025	1	1	100.0%

Cary P. Marshall	2025	332,308	1,336,482	24.9%

Steven C. Schnitzer	2025	1,101,846	2,049,070	53.8%

Kirk D. Tholen	2025	555,385	1,865,338	29.8%

Thomas M. Wynne	2025	550,000	1,851,228	29.7%
(1)	Percentages were calculated using the base salary and bonus of the Named Executive Officers. The only bonus payments we provided to Named Executive Officers in 2025 were to Mr. Schnitzer, which consisted of four installments of his signing bonus pursuant to the Schnitzer Employment Letter.

Outstanding Equity Awards at 2025 Fiscal Year End Table

The following table reflects information regarding outstanding equity-based awards held by our Named Executive Officers as of December 31, 2025.

Equity
	Equity	Incentive Plan
	Incentive Plan	Awards:
	Awards:	Market or
	Number of	Payout Value
	Unearned	of Unearned
	Units or Other	Units or
	Rights That	Other Rights
	Have Not	That Have
Name	Vested (#)(1)	Not Vested ($)(2)

Joseph W. Craft III	—	—

Cary P. Marshall	85,331	1,982,239

Steven C. Schnitzer	54,119	1,257,184

Kirk D. Tholen	95,790	2,225,202

Thomas M. Wynne	94,987	2,206,548
(1)	Amounts represent restricted units awarded under the LTIP that were not vested as of December 31, 2025. Subject to our achieving financial performance targets, these units will vest as follows:

	January 1,
Name	2026	2027	2028
Joseph W. Craft III	—	—	—

Cary P. Marshall	30,945	29,897	24,489

Steven C. Schnitzer	—	30,104	24,015

Kirk D. Tholen	34,080	32,926	28,784

Thomas M. Wynne	34,080	32,926	27,981

Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.” All grants of restricted units under the LTIP include the contingent right to receive quarterly cash distributions in an amount equal to the cash distributions we make to unitholders during the vesting period.

(2)	Stated values are based on $23.23 per unit, the closing price of our common units on December 31, 2025, the final market trading day of 2025.

Units Vested Table for 2025

The following table provides information, on an aggregate basis, about the Named Executive Officers’ awards that vested during the fiscal year ended December 31, 2025. None of our Named Executive Officers hold any unit option awards.

	Unit Awards

	Number of Units
	Acquired on Vesting	Value Realized on
Name	(#)(1)	Vesting ($)(1)
Joseph W. Craft III	—	—

Cary P. Marshall	29,173	766,958

Steven C. Schnitzer	—	—

Kirk D. Tholen	78,003	2,050,699

Thomas M. Wynne	54,602	1,435,487
(1)	Amounts represent the number and value of restricted units granted under the LTIP that vested in 2025. All of these units vested on January 1, 2025 and are valued at $26.29 per unit, the closing price on December 31, 2024, the final market trading day of 2024. Please see “Item 11. Compensation Discussion and Analysis—Compensation Components—Equity Awards under the LTIP.”

Potential Payments Upon a Termination or Change in Control

The following disclosures discuss the payments and benefits that each of our Named Executive Officers would have been eligible to receive upon certain termination events, assuming that each such termination occurred on December 31, 2025. As a result, the payments and benefits disclosed represent what would have been due to such Named Executive Officers under the applicable agreements and plans in existence as of December 31, 2025; this disclosure does not reflect any changes to such agreements or plans, or new agreements or plans adopted, after December 31, 2025, unless specifically stated.

Treatment of LTIP Awards upon a Change in Control

Each of our Named Executive Officers is eligible to receive accelerated vesting and payment under the LTIP upon certain terminations of employment or upon our change in control. Upon a “change in control,” as defined in the LTIP, all outstanding awards under the LTIP will automatically vest and become payable or exercisable, as the case may be, in full. All restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level.

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

Treatment of LTIP Awards upon a Termination of Employment (in connection with a Sale of Significant Assets)

Pursuant to the terms of the LTIP, in the event the Partnership sells or otherwise disposes of a significant portion of the assets under its control (as determined by action of the Board of Directors in its sole discretion), and as a result of such disposition (i) a participant’s employment is terminated without “Cause” or by the participant for “Good Reason” as defined in the LTIP or (ii) the participant’s employer will no longer be the Partnership or one of its affiliates, then all outstanding awards under the LTIP will automatically vest and become payable or exercisable, as the case may be, in full. All restricted periods shall terminate and all performance criteria, if any, shall be deemed to have been achieved at the maximum level; provided, however, that the restricted period may not terminate prior to the end of the “subordination period” (such quoted terms as defined in the LTIP). The subordination period has ended.

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

Except for the severance payments provided to Mr. Schnitzer under the Schnitzer Employment Letter, none of our Named Executive Officers were eligible for severance payments or change in control benefits outside of the potential equity award acceleration under the LTIP, as described above.

Quantification of Payments

The table below discloses the amount of compensation and/or benefits due to our Named Executive Officers in the event of their termination of employment and/or upon a change in control under their compensatory arrangements in effect on December 31, 2025. The actual amounts to be paid are dependent on various factors, which may or may not exist at the time a Named Executive Officer is actually terminated and/or a change in control actually occurs. All accelerated equity award values are calculated using a unit price of $23.23 per unit, the closing price of our common units on December 31, 2025.

	Column (A)		Column (C)
	Benefits Payable Upon Termination	Column (B)	Benefits Payable Upon Termination by
	without Cause or for Good Reason	Benefits Payable Upon a Change	Partnership for Any Reason (other than
	with a Sale of Significant Assets	in Control (No Termination)	Cause) or by Employee for Good Reason
Name	($) (1)	($)	($) (2)
Joseph W. Craft III
Cash Payments	—	—	—
Accelerated Vesting of Equity	—	—	—
Total	—	—	—

Cary P. Marshall
Cash Payments	—	—	—
Accelerated Vesting of Equity	1,982,238	1,982,238	—
Total	1,982,238	1,982,238	—

Steven C. Schnitzer
Cash Payments	1,620,500	—	1,620,500
Accelerated Vesting of Equity	1,257,184	1,257,184	—
Total	2,877,684	1,257,184	1,620,500

Kirk D. Tholen
Cash Payments	—	—	—
Accelerated Vesting of Equity	2,225,201	2,225,201	—
Total	2,225,201	2,225,201	—

Thomas M. Wynne
Cash Payments	—	—	—
Accelerated Vesting of Equity	2,206,548	2,206,548	—
Total	2,206,548	2,206,548	—
(1)	As set forth within the LTIP for all LTIP participants.

(2)	This Column (C) does not include any amounts that could become payable upon an overlapping termination scenario that is already reflected within Column (A).

Director Compensation

The sole member of our general partner has the right to set the compensation of the directors of our general partner. Typically, such compensation has been set by the Compensation Committee with the concurrence of Mr. Craft, who indirectly owns our general partner. Mr. Craft, our only employee director, received no director compensation for 2025, and all compensation that Mr. Craft received in his capacity as an employee is set forth above within the Summary Compensation Table. The directors of MGP devote 100% of their time as directors of MGP to the business of the ARLP Partnership.

Director Compensation Table for 2025

The following table summarizes the compensation provided to the non-employee directors for the fiscal year ended December 31, 2025.

					Change in Pension
				Non-Equity	Value and
	Fees earned	Unit	Option	Incentive Plan	Nonqualified Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)(1)	($)(1)	($)(1)	Earnings ($)(1)	($)(1)	Total ($)
Nick Carter	$225,000	$—	$—	$—	$—	$—	$225,000
Robert J. Druten	225,000	—	—	—	—	—	225,000
Ronna McDaniel	215,000	—	—	—	—	—	215,000
Wilson M. Torrence	245,000	—	—	—	—	—	245,000
Paul Vining	360,000	—	—	—	—	—	360,000
(1)	Columns are not applicable to 2025 director compensation.

Narrative to Director Compensation Table

Compensation for our non-employee directors includes an annual cash retainer paid quarterly in advance on a pro rata basis. The annual retainer for 2025 was $215,000. In addition to the retainer, Mr. Torrence was entitled to annual cash compensation in 2025 of $30,000 for service as Chairman of the Audit Committee. Mr. Carter was entitled to additional annual cash compensation of $10,000 for service as Chairman of the Compensation Committee. Mr. Druten was entitled to annual cash compensation in 2025 of $10,000 for service as Chairman of the Conflicts Committee, and Mr. Vining was entitled to additional annual compensation of $145,000 for his service as Lead Director of the Board of Directors.

CEO Pay Ratio Disclosures

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Joseph W. Craft III, our CEO.

For 2025, our last completed fiscal year:

●	The median annual total compensation of all employees (other than the CEO) was $104,552.
●	The annual total compensation of our CEO, as reported in the Summary Compensation Table was $1.
●	Based on this information, for 2025 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 0.00001 to 1.

To determine the annual total compensation of our median employee and our CEO, we took the following steps:

●	Using the same median employee identified in 2023, we combined all of the elements of such employee’s compensation for the 2025 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $104,552, comprised of such employee’s W-2 compensation of $97,712 and contributions in the amount of $6,840 that we made on the employee’s behalf to our 401(k) plan for the 2025 year.
●	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table.

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

The following table sets forth certain information as of February 17, 2026, regarding the beneficial ownership of common units held by (a) each director of our general partner, (b) each executive officer of our general partner identified in the Summary Compensation Table included in “Item 11. Executive Compensation” above, (c) all directors and executive officers as a group, and (d) each person known by our general partner to be the beneficial owner of more than 5% of our common units. The address of our general partner and, unless otherwise indicated in the footnotes to the table below, each of the directors, executive officers and more than 5% unitholders reflected in the table below is 1717 South Boulder Avenue, Suite 400, Tulsa, Oklahoma 74119. The percentage of common units beneficially owned is based on 128,658,801 common units outstanding as of February 17, 2026.

		Percentage of Common
	Common Units	Units
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Joseph W. Craft III (1)	18,800,000	14.6%
Nick Carter	20,000	*
Robert J. Druten	25,628	*
Ronna McDaniel	—	*
Wilson M. Torrence	40,396	*
Paul Vining	—	*
Cary P. Marshall (2)	1,110,853	*
Steven C. Schnitzer	4,725	*
Kirk D. Tholen	172,657	*
Thomas M. Wynne (3)	1,333,281	1.0%
All directors and executive officers as a group (14 persons)	21,711,600	16.9%

More than 5% Common Unit Holder
Kathleen Mowry	16,167,865	12.6%
*	Less than one percent.

(1)	The common units attributable to Mr. Craft consist of (i) 18,631,398 common units held directly by him and (ii) 168,602 common units attributable to Mr. Craft’s spouse.

(2)	The common units attributable to Mr. Marshall consist of common units held through a trust and another entity controlled by him.

(3)	The common units attributable to Mr. Wynne consist of (i) 908,887 common units held directly by him and (ii) 424,394 common units held through a trust and another entity controlled by him.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2025.

	Number of units to be issued upon		Number of units remaining
	exercise/vesting of outstanding	Weighted-average exercise	available for future issuance
	options, warrants and rights	price of outstanding options,	under equity compensation plans
Plan Category	as of December 31, 2025	warrants and rights	as of December 31, 2025
Equity compensation plans approved by unitholders:
Long-Term Incentive Plan	1,192,243	N/A	8,102,070

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Other Related-Party Transactions

In addition to the related-party policies and transactions discussed in “Item 8. Financial Statements and Supplementary Data — Note 1 — Organization and Presentation, Note 12 — Long-Term Debt and Note 21 — Related-Party Transactions” ARLP has the following additional related-party transactions:

Expense Reimbursements

Our partnership agreement provides that MGP and its affiliates be reimbursed for all direct and indirect expenses incurred or payments made on behalf of us, including, but not limited to, director fees and expenses. MGP may determine in its sole discretion the expenses that are allocable to us. Total costs billed to us by MGP and its affiliates were approximately $1.3 million for the year ended December 31, 2025. The executive officers of MGP are employees of and paid by Alliance Coal, and the reimbursement we pay to MGP pursuant to the partnership agreement does not include any compensation expenses associated with them.

JC Land

Alliance Coal has a time-sharing agreement with JC Land concerning Alliance Coal’s use of aircraft owned by JC Land. In accordance with the provisions of that agreement, Alliance Coal paid JC Land $0.5 million for the year ended December 31, 2025 for use of their aircraft.

Effective August 1, 2013, Alliance Coal entered into an expense reimbursement agreement with JC Land regarding pilots employed by Alliance Coal to operate aircraft owned by Alliance Service, Inc. and JC Land. In accordance with the expense reimbursement agreement, JC Land reimburses Alliance Coal for a portion of the compensation expense for its pilots. JC Land paid us $0.4 million in 2025 pursuant to this agreement. Separately, JC Land paid us $0.8 million during 2025 for fuel, pilot travel, etc. paid by us on their behalf.

Infinitum Electric, Inc.

On January 16, 2024, Matrix Design entered into an agreement with Infinitum to jointly develop and distribute high-efficiency motors and advanced motor controllers designed specifically for the mining industry. Matrix Design paid Infinitum $0.9 million during the year and had no payable outstanding as of December 31, 2025 under this agreement.

Saminco Solutions LLC

Effective October 10, 2025, CR Services, LLC, a wholly owned subsidiary of the Partnership, entered into a Master Supply and Services Agreement with Saminco Solutions LLC (“Saminco”), an entity affiliated with Mr. Craft. This agreement provides for the purchase and servicing of electronic components and other parts used in mining equipment. The Partnership paid Saminco $0.2 million during the year and had $0.1 million payable as of December 31, 2025 under this agreement.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP is our independent registered public accounting firm for the 2025 year. The following table sets forth fees paid to Grant Thornton LLP during the years ended December 31, 2025 and 2024:

	2025	2024

	(in thousands)
Audit Fees (1)	$864	$881
Audit-related fees (2)	129	135
Tax fees (3)	—	—
All other fees	—	13
Total	$993	$1,029
(1)	Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, but can also be related to statutory audits of subsidiaries required by governmental or regulatory bodies, attestation services required by statute or regulation, comfort letters, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with GAAP.

(2)	Audit-related fees consist primarily of attest services related to financial reporting that are not required by statute or regulation but can also include accounting consultations and audits in connections with acquisitions.

(3)	Tax fees consist primarily of services rendered for tax compliance, tax advice, and tax planning.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedule.

Schedule I – Condensed Financial Information of Registrant	152

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) and (c)          The exhibits listed below are filed as part of this annual report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634680	3.9	02/23/2018

3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.3	06/06/2018

3.5	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., dated as of June 1, 2018.	8-K	000-26823 1883834	3.4	06/06/2018

3.6	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.7	First Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.7	08/07/2024

3.8	Second Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.8	08/07/2024

3.9	Third Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.9	08/07/2024

3.10	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P., dated as of May 31, 2018.	8-K	000-26823 1883834	3.5	06/06/2018

3.12	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.13	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC, dated as of May 31, 2018.	8-K	000-26823 1883834	3.7	06/06/2018

3.14	Certificate of Formation of MGP II, LLC.	8-K	000-26823 17990766	3.5	07/28/2017

3.15	Amended and Restated Operating Agreement of MGP II, LLC.	8-K	000-26823 17990766	3.4	07/28/2017

4.1	Form of Common Unit Certificate (Included as Exhibit A to the Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P., included in this Exhibit Index as Exhibit 3.2).	8-K	000-26823 17990766	3.2	07/28/2017

4.2	Indenture, dated as of June 12, 2024, by and among Alliance Resource Operating Partners, L.P. and Alliance Resource Finance Corporation, as issuers, Alliance Resource Partners, L.P., as parent, the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee.	8-K	000-26823 241038800	4.1	06/12/2024

4.3	Form of 8.625% Senior Note due 2029 (included in Exhibit 4.3).	8-K	000-26823 241038800	4.1	06/12/2024

4.4	Description of the Registrant’s Securities registered under Section 12 of the Securities Exchange Act of 1934.	10-K	000-26823 23666549	4.4	02/24/2023

10.1	Omnibus Agreement, dated August 16, 1999, among Alliance Resource Holdings, Inc., Alliance Resource Management GP, LLC, Alliance Resource GP, LLC and Alliance Resource Partners, L.P.	10-K	000-26823 583595	10.4	03/29/2000

10.2	Second Amendment to the Omnibus Agreement dated May 15, 2006 by and among Alliance Resource Partners, L.P., Alliance Resource GP, LLC, Alliance Resource Management GP, LLC, Alliance Resource Holdings, Inc., Alliance Resource Holdings II, Inc., AMH-II, LLC, Alliance Holdings GP, L.P., Alliance GP, LLC and Alliance Management Holdings, LLC	10-Q	000-26823 061017824	10.1	08/09/2006

10.3(1)	Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 583595	10.12	03/29/2000

10.4(1)	First Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 07660999	10.52	03/01/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.5(1)	Second Amendment to the Alliance Coal, LLC Short-Term Incentive Plan	10-K	000-26823 08654096	10.53	02/29/2008

10.6(1)	The Amended and Restated Alliance Coal, LLC Long-Term Incentive Plan as amended by the Third Amendment and Fourth Amendment	10-K	000-26823 161460619	10.46	02/26/2016

10.7	Fifth Amendment to the Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 201385345	10.1	12/14/2020

10.8	Sixth Amendment to the Amended and Restated Alliance Coal, LLC 2000 Long-Term Incentive Plan.	8-K	000-26823 221401012	10.1	11/18/2022

10.9	Amended and Restated Administrative Services Agreement effective January 1, 2010, among Alliance Resource Partners, L.P., Alliance Resource Management GP, LLC, Alliance Resource Holdings II, Inc., Alliance Resource Operating Partners, L.P., Alliance Holdings GP, L.P. and Alliance GP, LLC.	10-Q	000-26823 101000555	10.1	08/09/2010

10.10	Receivables Financing Agreement, dated as of December 5, 2014, among Borrower, PNC Bank, National Association, as administrative agent as well as the letter of credit bank, the persons from time to time party thereto as lenders, the persons from time to time party thereto as letter of credit participants, and Alliance Coal, LLC, as initial servicer	8-K	000-26823 141277053	10.3	12/10/2014

10.11	First Amendment to the Receivables Financing Agreement, dated as of December 4, 2015	10-Q	000-26823 161634229	10.1	05/10/2016

10.12	Second Amendment to the Receivables Financing Agreement, dated as of February 24, 2016	10-Q	000-26823 161634229	10.2	05/10/2016

10.13	Third Amendment to the Receivables Financing Agreement, dated as of December 2, 2016	10-K	000-26823 17636362	10.45	02/24/2017

10.14	Fourth Amendment to the Receivables Financing Agreement, dated as of November 27, 2017	10-K	000-26823 18634680	10.47	02/23/2018

10.15	Fifth Amendment to the Receivables Financing Agreement, dated as of January 17, 2018	10-K	000-26823 18634680	10.48	02/23/2018

10.16	Sixth Amendment to the Receivables Financing Agreement, dated as of June 19, 2018	10-Q	000-26823 18994075	10.2	08/06/2018

10.17	Seventh Amendment to the Receivables Financing Agreement, dated as of January 16, 2019	10-K	000-26823 19624803	10.52	02/22/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

10.18	Eighth Amendment to the Receivables Financing Agreement, dated as of October 22, 2019.	10-Q	000-26823 191192460	10.2	11/05/2019

10.19	Ninth Amendment to the Receivables Financing Agreement, dated as of January 15, 2021.	10-K	000-26823 21663570	10.64	02/23/2021

10.20	Tenth Amendment to the Receivables Financing Agreement, dated as of January 14, 2022.	10-K	000-26823 22677260	10.57	02/25/2022

10.21	Eleventh Amendment to the Receivables Financing Agreement, dated as of January 13, 2023.	10-K	000-26823 23666549	10.54	02/24/2023

10.22	Twelve Amendment to the Receivables Financing Agreement, dated as of April 21, 2023.	10-K	000-26823 25678699	10.24	02/27/2025

10.23	Thirteenth Amendment to the Receivables Financing Agreement, dated as of January 12, 2024.	10-K	000-26823 24670765	10.30	02/23/2024

10.24	Fourteenth Amendment to the Receivables Financing Agreement, dated as of January 10, 2025.	10-K	000-26823 25678699	10.26	02/27/2025

10.25	Fifteenth Amendment to the Receivables Financing Agreement, dated as of January 9, 2026.					☑

10.26

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

		8-K	000-26823 23540292	10.1	01/20/2023

10.27	Amendment No. 1, dated June 12, 2024, to the Credit Agreement, dated as of January 13, 2023, among Alliance Coal, LLC, as borrower, Alliance Resource Operating	8-K	000-26823 241038800	10.1	06/12/2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

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

10.28	Employment letter to Steven C. Schnitzer, dated February 26, 2024.	10-K	000-26823 25678699	10.29	02/27/2025

10.29	Master Supply and Services Agreement dated as of October 10, 2025.	8-K	000-26823 251388654	10.1	10/10/2025

10.30	Purchase and Sale Agreement dated January 29, 2026, by and between Alliance Resource Properties, LLC and The Joseph W. Craft III Foundation.	8-K	000-26823 26598830	10.1	02/04/2026

10.31	Purchase and Sale Agreement dated January 29, 2026, by and between Alliance Resource Properties, LLC and The Kathleen S. Craft Foundation.	8-K	000-26823 26598830	10.2	02/04/2026

19.1	Insider Trading Policy	10-K	000-26823 25678699	19.1	02/27/2025

21.1	List of Subsidiaries.					☑

23.1	Consent of Grant Thornton LLP.					☑

23.2	Consent of Cawley, Gillespie & Associates, Inc.					☑

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 26, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 26, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

						☑

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer and Chairman of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 26, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated February 26, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						☑

95.1	Federal Mine Safety and Health Act Information					☑

96.1	Henderson/Union Resources SEC S-K 1300 Technical Report Summary dated February 2024.	10-K	000-26823 24670765	96.1	02/23/2024

96.2	River View Complex SEC S-K 1300 Technical Report Summary February 2024.	10-K	000-26823 24670765	96.2	02/23/2024

96.3	Hamilton Mine SEC S-K 1300 Technical Report Summary dated February 2025.	10-K	000-26823 25678699	96.3	02/27/2025

96.4	Gibson South Mine SEC S-K 1300 Technical Report Summary dated February 2022.	10-K/A	000-26823 221205681	96.4	08/26/2022

96.5	Tunnel Ridge Mine SEC S-K 1300 Technical Report Summary dated February 2023.	10-K	000-26823 24670765	96.5	02/23/2024

97.1	Alliance Resource Partners, L.P. Incentive Based Compensation Recoupment Policy	10-K	000-26823 24670765	97.1	02/23/2024

99.1	Report of Cawley, Gillespie & Associates, Inc., dated January 15, 2026					☑

101	Interactive Data File (Form 10-K for the year ended December 31, 2025 filed in Inline XBRL).					☑

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					☑
(1)	Denotes management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on February 26, 2026.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft III
Joseph W. Craft III
President, Chief Executive
Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Craft III	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 26, 2026
Joseph W. Craft III

/s/ Cary P. Marshall	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Cary P. Marshall

/s/ Megan J. Cordle	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Megan J. Cordle

/s/ Nick Carter	Director	February 26, 2026
Nick Carter

/s/ Robert J. Druten	Director	February 26, 2026
Robert J. Druten

/s/ Ronna McDaniel	Director	February 26, 2026
Ronna McDaniel

/s/ Wilson M. Torrence	Director	February 26, 2026
Wilson M. Torrence

/s/ Paul H. Vining	Director	February 26, 2026
Paul H. Vining