Form 10-Q
period 2026-03-31
ALLIANCE RESOURCE PARTNERS LP
filed 2026-05-08
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, 128,658,801 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,869	$71,212
Trade receivables (net of allowance of $5,435 and $5,360, respectively)	166,573	129,686
Other receivables	1,079	1,992
Inventories, net	143,564	142,619
Advance royalties	10,410	10,496
Digital assets	42,210	51,834
Prepaid expenses and other assets	15,990	22,215
Total current assets	408,695	430,054
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,412,583	4,502,648
Less accumulated depreciation, depletion and amortization	(2,264,329)	(2,364,206)
Total property, plant and equipment, net	2,148,254	2,138,442
OTHER ASSETS:
Advance royalties	77,652	72,412
Equity method investments	70,986	69,638
Equity securities	86,353	82,466
Operating lease right-of-use assets	14,332	17,065
Other long-term assets	49,436	43,711
Total other assets	298,759	285,292
TOTAL ASSETS	$2,855,708	$2,853,788

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$94,642	$81,809
Accrued taxes other than income taxes	20,597	20,319
Accrued payroll and related expenses	34,265	31,244
Accrued interest	10,906	2,012
Workers' compensation and pneumoconiosis benefits	15,901	15,901
Other current liabilities	34,197	29,495
Current maturities, long-term debt, net	69,806	23,646
Total current liabilities	280,314	204,426
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	426,116	427,137
Pneumoconiosis benefits	101,743	100,740
Workers' compensation	37,684	37,742
Asset retirement obligations	162,543	153,247
Long-term operating lease obligations	11,868	14,591
Deferred income tax liabilities	27,091	27,732
Other liabilities	26,054	27,951
Total long-term liabilities	793,099	789,140
Total liabilities	1,073,413	993,566

COMMITMENTS AND CONTINGENCIES - (NOTE 13)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,658,801 and 128,428,024 units outstanding, respectively	1,772,237	1,843,627
Accumulated other comprehensive loss	(7,386)	(1,026)
Total ARLP Partners' Capital	1,764,851	1,842,601
Noncontrolling interest	17,444	17,621
Total Partners' Capital	1,782,295	1,860,222
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,855,708	$2,853,788

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
SALES AND OPERATING REVENUES:
Coal sales	$443,282	$468,511
Oil & gas royalties	41,341	36,084
Transportation revenues	8,643	10,200
Other revenues	22,751	25,673
Total revenues	516,017	540,468

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	341,298	339,436
Transportation expenses	8,643	10,200
Outside coal purchases	—	7,345
General and administrative	24,041	20,580
Depreciation, depletion and amortization	82,354	68,629
Asset impairments	37,820	—
Total operating expenses	494,156	446,190

INCOME FROM OPERATIONS	21,861	94,278

Interest expense (net of interest capitalized of $913 and $4,488, respectively)	(11,744)	(8,434)
Interest income	318	867
Net income (loss) on equity method investments	4,286	(2,006)
Change in fair value of digital assets	(11,629)	(5,574)
Other income	10,340	611
INCOME BEFORE INCOME TAXES	13,432	79,742

INCOME TAX EXPENSE	2,685	4,182

NET INCOME	10,747	75,560

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,653)	(1,577)

NET INCOME ATTRIBUTABLE TO ARLP	$9,094	$73,983

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.07	$0.57

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,538,284	128,265,338

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

NET INCOME	$10,747	$75,560

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	—	3
Total defined benefit pension plan adjustments	—	3

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	116	232
Other adjustments (2)	(6,450)	—
Total pneumoconiosis benefits adjustments	(6,334)	232

Foreign currency translation adjustment	(26)	35

OTHER COMPREHENSIVE INCOME (LOSS)	(6,360)	270

COMPREHENSIVE INCOME	4,387	75,830

Less: Comprehensive income attributable to noncontrolling interest	(1,653)	(1,577)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$2,734	$74,253
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 11 and 12 for additional details).
(2)	For more information on other adjustments please see Note 11.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES	$105,509	$145,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(95,690)	(86,776)
Change in accounts payable and accrued liabilities	3,470	(6,196)
Proceeds from sale of property, plant and equipment	278	241
Contributions to equity method investments	(586)	(878)
Oil & gas reserve business combinations	(14,525)	—
Oil & gas reserve asset acquisitions	(1,724)	(33)
Other	945	580
Net cash used in investing activities	(107,832)	(93,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	56,000	4,000
Payments under securitization facility	(11,000)	(4,000)
Payments on equipment financings	(3,387)	(3,118)
Borrowings under revolving credit facilities	17,000	—
Payments under revolving credit facilities	(17,000)	—
Borrowing under long-term debt	5,903	—
Payments on long-term debt	(3,516)	(3,516)
Payments for tax withholdings related to settlements under deferred compensation plan	(4,142)	(7,082)
Distributions paid to Partners	(78,009)	(90,891)
Other	(1,862)	(3,701)
Net cash used in financing activities	(40,013)	(108,308)
Effect of exchange rate changes on cash and cash equivalents	(7)	35
NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,343)	(55,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,212	136,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,869	$81,313

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$16,372	$17,532
Change in property, plant and equipment for reclamation assets	13,002	—
Right-of-use assets acquired by operating lease	$—	$1,571
Market value of common units issued under deferred compensation plan before tax withholding requirements	$9,766	$17,068

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of March 31, 2026 and December 31, 2025 and the results of our operations, comprehensive income and cash flows for the three months ended March 31, 2026 and 2025. All intercompany transactions and accounts have been eliminated.

These condensed consolidated financial statements and notes are prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and do not include all the information normally included with financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) of the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

These condensed consolidated financial statements and notes are unaudited. However, in the opinion of management, these condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year ending December 31, 2026.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disclosure of additional information about specific expense categories in the notes to the financial statements to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We continue to evaluate the impact of ASU 2024-03 on our results of operations, cash flows, financial condition and related disclosures.

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

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	March 31,	December 31,
	2026	2025

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$3,775	$4,137
Trade receivables	14,650	11,194
Total property, plant and equipment, net	352,700	356,751
Accounts payable	(178)	(236)
Due to affiliates	(649)	—
Accrued taxes other than income taxes	(538)	(970)

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

We have concluded that AllDale III is a VIE that we do not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of AllDale III because we do not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At March 31, 2026 and December 31, 2025, the carrying value of our investment in AllDale III was $20.5 million and $21.0 million, respectively.

NGP ET IV

We have committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. (“NGP ET IV”), a private equity fund focused on investments that are part of the energy transition. This commitment represents a 3.6% interest in NGP ET IV. As of March 31, 2026, we have $14.0 million of this commitment remaining.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At March 31, 2026 and December 31, 2025, the carrying value of our investment in NGP ET IV was $12.5 million and $13.4 million, respectively.

Gavin Generation

We have committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”). Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third-party that indirectly owns and operates a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). As of March 31, 2026, we have $7.7 million of this commitment remaining. Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners.

We have concluded that Gavin Generation is a VIE that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation’s economic performance. At March 31, 2026 and December 31, 2025, the carrying value of our investment in Gavin Generation was $38.0 million and $35.2 million, respectively.

4.ACQUISITIONS

Primavera Acquisition

On January 22, 2026 (the “Primavera Acquisition Date”), we acquired 177 oil & gas net royalty acres in the Delaware Basin from Primavera Resources, Inc. (“Primavera”) for a cash purchase price of $5.4 million which was funded with cash on hand (“Primavera Acquisition”). This acquisition further enhanced our ownership position in the Permian Basin. Because the mineral interests acquired in the Primavera Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Primavera Acquisition Date on our condensed consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Primavera Acquisition Date:

(in thousands)

Mineral interests in proved properties	$3,124
Mineral interests in unproved properties	2,301
$5,425

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

The amounts of revenue and earnings from the mineral interests acquired in the Primavera Acquisition included in our condensed consolidated statements of income from the Primavera Acquisition Date through March 31, 2026 are immaterial.

The following represents our supplemental pro forma revenues and net income for the three months ended March 31, 2026 and 2025 as if the mineral interests acquired in the Primavera Acquisition had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Revenues	$516,040	$540,563
Net income	10,766	75,642

Cole Acquisition

On March 12, 2026 (the “Cole Acquisition Date”), we acquired 397 oil & gas net royalty acres in the Midland Basin from S. Cole Holdings, LLC and other various sellers (“Cole”) for a cash purchase price of $9.1 million which was funded with cash on hand (“Cole Acquisition”). This acquisition further enhanced our ownership position in the Permian Basin. Because the mineral interests acquired in the Cole Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the Cole Acquisition Date on our condensed consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the Cole Acquisition Date:

(in thousands)

Mineral interests in proved properties	$5,598
Mineral interests in unproved properties	3,502
$9,100

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

The amounts of revenue and earnings from the mineral interests acquired in the Cole Acquisition included in our condensed consolidated statements of income from the Cole Acquisition Date through March 31, 2026 are immaterial.

The following represents our supplemental pro forma revenues and net income for the three months ended March 31, 2026 and 2025 as if the mineral interests acquired in the Cole Acquisition had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Revenues	$516,255	$540,895
Net income	10,958	75,945

5.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
March 31, 2026
Recorded on a recurring basis:
Digital assets	$42,210	$42,210	$—	$—
Contingent consideration	$16,995	$—	$—	$16,995
Additional disclosures:
Long-term debt	$507,455	$—	$533,782	$—

December 31, 2025
Recorded on a recurring basis:
Digital assets	$51,834	$51,834	$—	$—
Contingent consideration	$18,000	$—	$—	$18,000
Additional disclosures:
Long-term debt	$463,456	$—	$508,844	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price. See Note 7 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $16.6 million under this contingent consideration agreement and $0.9 million under the overriding royalty agreement as of March 31, 2026.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 10 – Long-Term Debt for additional information on our long-term debt.

Quantitative Information about Level 3 Fair Value Measurements

Contingent Consideration

Our option approach methodology simulation for contingent consideration generates an expected payment for each quarter in Hamilton’s expected mine life by using proprietary internal estimates of our uncommitted coal sales prices and generating a simulated uncommitted coal sales price by applying unobservable inputs through a million simulations. This simulated coal sales price is then used in a calculation of the expected future payments using our proprietary committed coal sales prices and production for each quarter. We then calculate the present value of the estimated future payments. The following table presents quantitative information about certain significant unobservable inputs used in the fair value measurement for our contingent consideration liability. The use of significant unobservable inputs results in uncertainty as of the reporting date, as changes in these unobservable inputs could significantly raise or lower the estimated fair value.

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

March 31, 2026

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
December 31, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our contingent consideration liability:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Beginning balance	$18,000	$13,100
Noncash changes in fair value (1)	(491)	—
Payments	(514)	(1,776)
Ending balance	$16,995	$11,324
(1)	Noncash changes in the fair value of our contingent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our consolidated statements of income.

6.INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Coal	$60,733	$61,528
Finished goods (net of reserve for obsolescence of $1,433 and $1,133, respectively)	9,879	9,732
Work in process	2,703	2,660
Raw materials	5,671	6,106
	78,986	80,026
Supplies (net of reserve for obsolescence of $9,597 and $6,901, respectively)	64,578	62,593
Total inventories, net	$143,564	$142,619

The above coal inventory balances reflect lower of cost or net realizable value adjustments of $21.3 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively. The adjustment as of March 31, 2026 is primarily a result of higher cost per ton at the Hamilton mining complex due to lower production resulting from the planned extended longwall move, and at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complex due to reduced production following the decision to cease longwall production. The adjustment as of December 31, 2025 is the result of higher cost per ton at the Mettiki mining complex due to lower production and challenging geological conditions in the longwall panel that reduced coal recovery.

7.DIGITAL ASSETS

The following table sets forth our digital assets as shown on the condensed consolidated balance sheet:

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	618.26	$31,942	$42,210	592.01	$29,937	$51,834
Total		$31,942	$42,210		$29,937	$51,834

8.LONG-LIVED ASSET IMPAIRMENT

On January 29, 2026, we announced our decision to cease longwall production at our Mettiki mining complex, which is primarily included in our Appalachia Coal Operations reportable segment. We concluded that as a result of this decision, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios, we would not recover the carrying value of Mettiki’s assets. Accordingly, we adjusted the carrying value of

Mettiki’s assets from $95.3 million to its fair value of $57.5 million resulting in an impairment charge of $37.8 million. We continue to evaluate options concerning the mine’s future.

The fair value of the impaired assets was determined using an income approach, which represents a Level 3 fair value measurement under the fair value hierarchy. Our analysis considered two operating scenarios for Mettiki and reflected a probability-weighted discounted cash flow model based on these scenarios. Significant assumptions in the model included proprietary internal estimates of expected future sales volumes, realized coal sales prices, operating costs, capital requirements, the timing of cessation of operations, and a risk-adjusted discount rate. The following table presents quantitative information about certain significant unobservable inputs used in our nonrecurring fair value measurement. The use of significant unobservable inputs results in uncertainty as changes in these unobservable inputs could significantly impact the estimated fair value.

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

Mettiki asset group	Income approach methodology	Discount rate	5.98% - 6.93% (6.46%)
		Low case scenario probability	70.0% - 95.0% (82.5%)
		High case scenario probability	5.0% - 30.0% (17.5%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

9.INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Beginning balance	$69,638	$35,532
Contributions	586	878
Net income (loss) on equity method investments	4,286	(2,006)
Distributions received	(3,524)	(849)
Ending balance	$70,986	$33,555

Net income (loss) on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

As of March 31, 2026 we have an $86.4 million investment in Infinitum Electric, Inc. (“Infinitum”). Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators. During 2022, we purchased shares of Series D Preferred Stock in Infinitum for $42.0 million. During 2023, we purchased shares of Series E Preferred Stock in Infinitum for $24.6 million at a slightly higher price per share than our Series D Preferred Stock, resulting in an increase of $1.0 million in the carrying value of our investment. On December 31, 2025, we purchased shares of Series F Preferred Stock (together with the Series D and Series E Preferred Stock, the “Infinitum Preferred Stock”) in Infinitum for $14.9 million.

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

Infinitum completed its Series F Preferred Stock funding round in the first quarter of 2026 and finalized the value per share of this issuance.  In addition to the shares of Series F Preferred Stock we purchased, we also received additional Series D and Series E Preferred Stock in accordance with anti-dilution provisions designed to maintain our initial investment value in those issuances. Some of the additional shares we received under the anti-dilution provisions had a share price that was lower than the Series F Preferred Stock. Infinitum's Series F Preferred Stock issuance represents an observable price change in an orderly transaction for an investment that is similar to our Series D and Series E Preferred Stock investments. We therefore remeasured our shares to reflect the Series F Preferred Stock share price increasing the carrying value of our investments by $3.8 million.   We used the Series F Preferred Stock issuance price per share without adjustment to remeasure investments since the rights and obligations of the securities are substantially the same. This remeasurement represents a Level 2 fair value measurement as it is based on a quoted price for a similar security in a market that is not active.

We have made $4.8 million cumulative upward fair value adjustments to the carrying amount of our investments in Infinitum since our initial investment in 2022.

10.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025

	(in thousands)
Revolving credit facility	$—	$—	$(4,450)	$(5,007)
Term loan	28,125	31,640	(785)	(884)
8.625% Senior notes due 2029	400,000	400,000	(6,298)	(6,782)
Securitization facility	45,000	—	—	—
February 2024 equipment financing	28,428	31,816	—	—
Installment purchase arrangement	5,902	—	—	—
	507,455	463,456	(11,533)	(12,673)
Less current maturities	(74,200)	(28,041)	4,394	4,395
Total long-term debt	$433,255	$435,415	$(7,139)	$(8,278)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Term Loan, we elected the one-month term rate, with applicable margin, which was 7.02% as of March 31, 2026.  At March 31, 2026, we had $41.0 million of letters of credit outstanding with $384.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.20 to 1.0, 1.00 to 1.0 and 42.20 to 1.0, respectively, for the trailing twelve months ended March 31, 2026. We were in compliance with the covenants of the Credit Agreement as of March 31, 2026 and anticipate remaining in compliance with the covenants.

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

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On March 31, 2026, we had $11.7 million of letters of credit outstanding with $18.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2026, we extended the term of the Securitization Facility to January 2027. At March 31, 2026, we had a $45.0 million outstanding balance under the Securitization Facility.

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

Craft Foundation Installment Purchase Arrangement

On January 29, 2026, Alliance Resource Properties, as borrower, entered into an installment purchase arrangement with The Joseph W. Craft III Foundation, an entity controlled by Mr. Craft, for $5.9 million pursuant to the purchase of certain coal reserves. The installment purchase arrangement contains customary terms and events of default and provides for six annual payments of $1.2 million each, with an interest rate of 5.0%, beginning on January 1, 2027 and maturing on January 1, 2032. Alliance Resource Properties has the right at its option, as well as the obligation if demanded by The Joseph W. Craft III Foundation, to prepay all unpaid purchase price installments (together with accrued and unpaid interest thereon) at any time without penalty or premium. As of March 31, 2026, we had a $5.9 million outstanding balance under this arrangement.

11.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Beginning balance	$49,378	$47,870
Changes in accruals	3,344	3,376
Payments	(3,940)	(3,302)
Interest accretion	538	567
Ending balance	$49,320	$48,511

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year. Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of March 31, 2026 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2026	2025

Service cost	$720	$859
Interest cost (1)	1,398	1,672
Amortization of net actuarial loss (1)	116	226
Other adjustments (1) (2)	(6,450)	—
Net periodic benefit cost	$(4,216)	$2,757
(1)	Interest cost, amortization of net actuarial loss and other adjustments are included in the Other income line item within our condensed consolidated statements of income.
(2)	This line item includes an immaterial adjustment related to the correction of actuarial assumptions for terminated employees in the prior period.

12.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The Pension Plan is closed to new applicants, and participants in the Pension Plan are no longer receiving benefit accruals for service. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit credit for each of the periods presented are as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Interest cost	$1,269	$1,310
Expected return on plan assets	(1,486)	(1,709)
Amortization of prior service cost	—	3
Net periodic benefit credit (1)	$(217)	$(396)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2026.

13.CONTINGENCIES

We have various lawsuits, claims and regulatory proceedings incidental to our business that are pending against us. We record an accrual for a potential loss related to these matters when, in management’s opinion, such loss is probable and reasonably estimable. Based on known facts and circumstances, we believe the ultimate outcome of these outstanding lawsuits, claims and regulatory proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity. However, if the results of these matters are different from management’s current expectations and in amounts greater than our accruals, such matters could have a material adverse effect on our business and operations.

14.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2025 and 2026 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2025	$0.70	$90,891
May 15, 2025	0.70	90,739
August 14, 2025	0.60	77,776
November 14, 2025	0.60	77,772
Total	$2.60	$337,178

February 13, 2026	$0.60	$78,009
May 15, 2026 (1)	0.60
Total	$1.20	$78,009

(1)	On April 27, 2026, we declared this quarterly distribution payable on May 15, 2026 to all unitholders of record as of May 8, 2026.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the three months ended March 31, 2026 and 2025:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2026	128,428,024	$1,843,627	$(1,026)	$17,621	$1,860,222
Comprehensive income:
Net income	—	9,094	—	1,653	10,747
Other comprehensive loss	—	—	(6,360)	—	(6,360)
Total comprehensive income					4,387
Settlement of deferred compensation plans	230,777	(4,142)	—	—	(4,142)
Common unit-based compensation	—	1,667	—	—	1,667
Distributions on deferred common unit-based compensation	—	(953)	—	—	(953)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,830)	(1,830)
Distributions to Partners	—	(77,056)	—	—	(77,056)
Balance at March 31, 2026	128,658,801	1,772,237	(7,386)	17,444	1,782,295

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	1,845,824	(34,833)	20,469	1,831,460

15.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2026	1,192,243	$22.58	$27,696
Granted (1)	395,443	25.89
Vested (2)	(400,722)	21.54
Forfeited	(86,618)	23.52
Non-vested grants at March 31, 2026	1,100,346	24.08	30,425
(1)	The restricted units granted during 2026 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the three months ended March 31, 2026, we issued 230,777 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $1.7 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. The total obligation associated with LTIP grants of restricted units as of March 31, 2026 was $9.9 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of March 31, 2026, there was $16.6 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.7 years.

16.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 20 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended March 31, 2026

Coal sales	$309,755	$133,527	$—	$—	$—	$443,282
Oil & gas royalties	—	—	41,341	—	—	41,341
Coal royalties	—	—	—	19,100	(19,100)	—
Transportation revenues	6,177	2,466	—	—	—	8,643
Other revenues	3,030	4,110	443	291	14,877	22,751
Total revenues	$318,962	$140,103	$41,784	$19,391	$(4,223)	$516,017

Three Months Ended March 31, 2025

Coal sales	$333,234	$135,277	$—	$—	$—	$468,511
Oil & gas royalties	—	—	36,084	—	—	36,084
Coal royalties	—	—	—	15,795	(15,795)	—
Transportation revenues	6,863	3,337	—	—	—	10,200
Other revenues	2,898	882	829	—	21,064	25,673
Total revenues	$342,995	$139,496	$36,913	$15,795	$5,269	$540,468

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Beginning balance	$129,686	$166,829
Ending balance	$166,573	$177,467

The following table illustrates the amount of our transaction price for all coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026 and disaggregated by segment and contract duration.

				2029 and
	2026	2027	2028	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$995,292	$858,548	$487,531	$375,880	$2,717,251
Appalachia Coal Operations coal revenues	359,043	316,310	232,431	18,000	925,784
Total coal revenues	$1,354,335	$1,174,858	$719,962	$393,880	$3,643,035

17.RELATED-PARTY TRANSACTIONS

Craft Foundations

In January 2005, we acquired Tunnel Ridge from Alliance Resource Holdings, Inc., a wholly owned subsidiary of ARLP. In connection with this acquisition, we assumed a coal lease and surface land lease with Alliance Resource GP, LLC, an entity indirectly wholly owned by Mr. Craft and Kathleen S. Craft until it was dissolved in December 2020. In December 2018, the property subject to the leases was transferred to The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation (the “Craft Foundations”).

On January 29, 2026, Alliance Resource Properties purchased all of the ownership interests in the coal reserves and surface rights located in Ohio County, West Virginia and Washington County, Pennsylvania that were subject to the leases from the Craft Foundations for $15.5 million in the aggregate. The entire purchase price of $7.75 million payable to The Kathleen S. Craft Foundation was paid in full at the closing, while The Joseph W. Craft III Foundation was paid approximately $1.8 million at closing with the balance of the purchase price to be paid over the next six years. See Note 10 – Long-Term Debt for more information on the installment purchase arrangement.

18.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Current:
Federal	$6,004	$4,723
State	412	320
Foreign	(23)	—
	6,393	5,043
Deferred:
Federal	(3,181)	(777)
State	(527)	(84)
	(3,708)	(861)
Income tax expense (benefit)	$2,685	$4,182

The effective income tax rates for our income tax expense for the three months ended March 31, 2026 and 2025 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Our 2020 through 2025 tax years remain open to examination by tax authorities, and lower-tier partnership income tax returns for the tax years ended December 31, 2020 and 2021 are being audited by the Internal Revenue Service.

19.EARNINGS PER LIMITED PARTNER UNIT

We utilize the two-class method in calculating basic and diluted earnings per limited partner unit (“EPU”). Net income attributable to ARLP is allocated to limited partners and participating securities with nonforfeitable distributions or distribution equivalents, while net losses attributable to ARLP are allocated only to limited partners but not to participating securities. Our participating securities represent outstanding restricted unit awards under our LTIP.

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except per unit data)
Net income attributable to ARLP	$9,094	$73,983

Less:
Distributions to participating securities	(660)	(826)

Net income attributable to ARLP available to limited partners	$8,434	$73,157

Weighted-average limited partner units outstanding – basic and diluted	128,538	128,265

Earnings per limited partner unit - basic and diluted (1)	$0.07	$0.57
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three months ended March 31, 2026 and 2025, participating securities of 648 and 817, respectively, were considered anti-dilutive under the treasury stock method.

20.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal on the Ohio River in Indiana. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily in the Permian (Delaware and Midland), Anadarko (SCOOP/STACK) and Williston (Bakken) basins. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations and external mining operations but not yet leased.

The Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC mining complex, which includes the River View and Henderson County mines and (d) the Hamilton mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

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

Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), Bitiki KY, LLC, which holds our crypto-mining activities (see Note 7 – Digital Assets), our non-oil & gas equity investments (see Note 3 – Variable Interest Entities and Note 9 – Investments), Wildcat Insurance, LLC which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 10 – Long-Term Debt). The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended March 31, 2026

Revenues - Outside	$318,962	$140,103	$41,784	$291	$501,140
Revenues - Intercompany	—	—	—	19,100	19,100
Total revenues (1)	318,962	140,103	41,784	19,391	520,240
Less:
Segment Adjusted EBITDA Expense (2)	213,586	111,452	5,964	7,124	338,126
Transportation expenses	6,177	2,466	—	—	8,643
Other segment items (3)	—	—	1,213	—	1,213
Segment Adjusted EBITDA (4)	99,199	26,185	34,607	12,267	172,258

Total assets (5)	1,062,831	430,640	902,544	315,013	2,711,028
Capital expenditures (6)	56,894	21,548	—	15,500	93,942

Three Months Ended March 31, 2025

Revenues - Outside	$342,995	$139,496	$36,913	$—	$519,404
Revenues - Intercompany	—	—	—	15,795	15,795
Total revenues (1)	342,995	139,496	36,913	15,795	535,199
Less:
Segment Adjusted EBITDA Expense (2)	209,959	120,568	5,721	6,400	342,648
Transportation expenses	6,863	3,337	—	—	10,200
Other segment items (3)	—	—	1,308	—	1,308
Segment Adjusted EBITDA (4)	126,173	15,591	29,884	9,395	181,043

Total assets (5)	1,072,545	472,957	834,854	312,950	2,693,306
Capital expenditures (6)	52,585	30,828	—	45	83,458
(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Total segment revenues	$520,240	$535,199
Other, Corporate and Elimination revenues - Outside	14,877	21,064
Other, Corporate and Elimination revenues - Intercompany	(19,100)	(15,795)
Total consolidated revenues	$516,017	$540,468

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

(3)	Other segment items include:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Segment Adjusted EBITDA – total segments	$172,258	$181,043
Other, Corporate and Elimination profit (loss)	6,791	(528)
General and administrative	(24,041)	(20,580)
Depreciation, depletion and amortization	(82,354)	(68,629)
Asset impairments	(37,820)	—
Interest expense, net	(11,426)	(7,567)
Change in fair value of digital assets	(11,629)	(5,574)
Noncontrolling interest	1,653	1,577
Income before income taxes	$13,432	$79,742

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	March 31,
	2026	2025

	(in thousands)
Total segment assets	$2,711,028	$2,693,306
Other, Corporate and Elimination total assets	144,680	209,429
Total consolidated assets	$2,855,708	$2,902,735

(6)	Capital expenditures exclude $16.2 million paid towards oil & gas reserve acquisitions for the three months ended March 31, 2026.

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Total segment capital expenditures	$93,942	$83,458
Other, Corporate and Elimination capital expenditures	1,748	3,318
Total consolidated capital expenditures	$95,690	$86,776

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

We are the second largest coal producer in the eastern United States and as of  March 31, 2026, we operated seven underground mining complexes across Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal-loading terminal on the Ohio River in Indiana. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial customers.

We also own mineral and royalty interests in approximately 70,500 net royalty acres including approximately 4,000 net royalty acres attributable to our equity interest in AllDale Minerals III, LP (“AllDale III”), in premier oil & gas producing regions in the United States, primarily the Permian, Anadarko, and Williston Basins. We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from their development of those mineral interests.

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

Beyond our core mineral platform, we have invested in growth-oriented businesses and energy-related technologies. Our subsidiaries, Matrix Design Group, LLC (and its subsidiaries), and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), develop and market industrial, mining and technology products and services worldwide and our subsidiary, Bitiki KY, LLC (“Bitiki”), mines bitcoin. We have also made investments in emerging energy and infrastructure opportunities, including Infinitum Electric, Inc. (“Infinitum”), NGP Energy Transition IV, L.P. (“NGP ET IV”)  and Gavin Generation Holdings A, LP (“Gavin Generation”).

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC (“Gibson”) mining complex, (b) the Warrior Coal, LLC (“Warrior”) mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC (“MC Mining”) mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals as well as our equity method investment in AllDale Minerals III, LP (“AllDale III”). Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities” of this Quarterly Report on Form 10-Q for more information on AllDale III.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Group, Bitiki, which holds our crypto-mining activities, our non oil & gas equity and debt investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited)—Note 3 – Variable Interest Entities, Note 9 – Investments, and Note 8 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our investments in Infinitum, Gavin Generation, and NGP ET IV as well as AROP Funding and Alliance Finance.

Recent Developments

In January and March 2026, we acquired an aggregate 574 oil and gas net royalty acres in the Permian Basin for $14.5 million in cash.  The interests include royalty interests in both developed properties and undeveloped properties.  Please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions” for additional information.

Prior to January 29, 2026, certain of the coal mined and to be mined by Tunnel Ridge had been leased from the Craft Foundations. On January 29, 2026, we purchased all of the ownership interests in these coal reserves together with surface rights from the Craft Foundations for an aggregate $15.5 million.  Please see “Item 1. Financial Statements (Unaudited) – Note 17 – Related-Party Transactions” for additional information.

In January 2026, we announced our decision to cease longwall production at our Mettiki mining complex due to a series of planned and unplanned outages at a key customer’s plant. We continue to evaluate options concerning the mine’s future.  Please see “Item 1. Financial Statements (Unaudited) – Note 8 – Long-Lived Asset Impairment” for additional information.

Risks and Uncertainties

We face a variety of risks and uncertainties that management considers in the operation and planning of our businesses, which could affect our financial position and results of operations. For additional information regarding our risks and uncertainties that affect our business and the industries in which we operate, see “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.

How We Evaluate Our Performance

Our management uses a variety of financial and operational measurements to analyze our performance. Primary measurements include the following: (1) coal volumes; (2) coal sales; (3) oil & gas volumes; (4) oil & gas royalties; (5) intercompany coal royalties; (6) Segment Adjusted EBITDA Expense; and (7) Segment Adjusted EBITDA.  Please see below and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Analysis of Historical Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consolidated Information

	Three Months Ended
	March 31,
	2026	2025	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	7,860	7,771	89	1.1%
Tons produced	7,984	8,457	(473)	(5.6)%
Volume - BOE (1)	1,022	880	142	16.1%
Coal sales	$443,282	$468,511	$(25,229)	(5.4)%
Oil & gas royalties	$41,341	$36,084	$5,257	14.6%
Total revenues	$516,017	$540,468	$(24,451)	(4.5)%
Segment Adjusted EBITDA Expense (2)	$330,958	$346,170	$(15,212)	(4.4)%
Net income of ARLP	$9,094	$73,983	$(64,889)	(87.7)%
Segment Adjusted EBITDA (2)	$179,049	$180,515	$(1,466)	(0.8)%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended March 31, 2026 (“2026 Quarter”) decreased 4.5% to $516.0 million compared to $540.5 million for the three months ended March 31, 2025 (“2025 Quarter”) primarily due to lower coal sales pricing, partially offset by record oil & gas royalties and higher coal sales volumes.

●	Coal sales decreased to $443.3 million for the 2026 Quarter compared to $468.5 million for the 2025 Quarter. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $30.6 million, partially offset by higher tons sold, which increased coal sales by $5.4 million. Coal sales price per ton decreased by 6.5% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Higher coal sales volumes was primarily driven by a strong performance at our Gibson South operation during the 2026 Quarter and increased tons sold from our Tunnel Ridge mine reflecting fewer production days in the 2025 Quarter due to a longwall move.

●	Oil & gas royalties increased 14.6% to $41.3 million for the 2026 Quarter compared to $36.1 million for the 2025 Quarter. The increase was due to record oil & gas royalty volumes, which increased 16.1%, as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 4.4% to $331.0 million for the 2026 Quarter compared to $346.2 million for the 2025 Quarter primarily due to decreased expenses at our coal operations and a $6.5 million benefit from the correction of black lung actuarial assumptions during the 2026 Quarter.

Segment Adjusted EBITDA Expense for our coal operations decreased 2.0% to $325.5 million due to lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 3.1% to $41.42 per ton sold in the 2026 Quarter compared to $42.75 per ton in the 2025 Quarter, primarily due to increased production at several mines as well as the following per ton cost decreases:

●	Maintenance expenses per ton produced decreased 4.7% to $4.63 per ton in the 2026 Quarter from $4.86 per ton in the 2025 Quarter. The decrease of $0.23 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.17 per produced ton sold in the 2026 Quarter compared to the 2025 Quarter primarily resulting from a favorable mix of tons sold that were mined in states without severance taxes.

●	We had no sales of outside coal purchases in the 2026 Quarter compared to $7.3 million in the 2025 Quarter. Thus, costs per ton in the 2026 Quarter decreased as the cost of our produced coal is generally lower on a per ton basis than outside coal purchases.

Segment Adjusted EBITDA Expense per ton decreases were partially offset by the following increase:

●	Material and supplies expenses per ton produced increased 8.1% to $14.61 per ton in the 2026 Quarter from $13.51 per ton in the 2025 Quarter. The increase of $1.10 per ton produced primarily reflects increases of $0.96 per ton for roof support and $0.50 per ton for ventilation related expenses, partially offset by a reduction of $0.35 per ton for environmental and reclamation expenses other than longwall subsidence.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $82.4 million for the 2026 Quarter compared to $68.6 million for the 2025 Quarter primarily as a result of new mine infrastructure and equipment placed in service during the second half of 2025 at our Hamilton and River View operations as well as increased sales volumes from our Warrior mine in the 2026 Quarter.

Asset impairments

During the 2026 Quarter, we recorded $37.8 million of non-cash asset impairment charges due to our decision to cease longwall production, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios at our Mettiki mine.  Please read "Item 1. Financial Statements (Unaudited)—Note 8 – Long-Lived Asset Impairments."

Equity method investment income (loss)

Equity method investment income was $4.3 million in the 2026 Quarter compared to a loss of $2.0 million in the 2025 Quarter. The increase was primarily due to an increase in the value of our share of the net assets of the companies in which we hold interests.

Change in fair value of digital assets

The fair value adjustment on our digital assets decreased by $6.1 million for the 2026 Quarter compared to the 2025 Quarter reflecting the movement in the price of bitcoin.

Net income attributable to ARLP

Net income attributable to ARLP for the 2026 Quarter decreased 87.7% to $9.1 million, or $0.07 per basic and diluted limited partner unit, compared to $74.0 million, or $0.57 per basic and diluted limited partner unit for the 2025 Quarter, primarily as a result of lower coal sales, higher depreciation, a decrease in the fair value of our digital assets and non-cash asset impairment charges in the 2026 Quarter.

Segment Adjusted EBITDA

Our 2026 Quarter Segment Adjusted EBITDA decreased 0.8% to $179.0 million from the 2025 Quarter Segment Adjusted EBITDA of $180.5 million.

Segment Information

	Three Months Ended
	March 31,
	2026	2025	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	6,068	6,042	26	0.4%
Coal sales	$309,755	$333,234	$(23,479)	(7.0)%
Other revenues	$3,030	$2,898	$132	4.6%
Segment Adjusted EBITDA Expense	$213,586	$209,959	$3,627	1.7%
Segment Adjusted EBITDA	$99,199	$126,173	$(26,974)	(21.4)%

Appalachia Coal Operations
Tons sold	1,792	1,729	63	3.6%
Coal sales	$133,527	$135,277	$(1,750)	(1.3)%
Other revenues	$4,110	$882	$3,228	n/m
Segment Adjusted EBITDA Expense	$111,452	$120,568	$(9,116)	(7.6)%
Segment Adjusted EBITDA	$26,185	$15,591	$10,594	67.9%

Oil & Gas Royalties
Volume - BOE (1)	1,022	880	142	16.1%
Oil & gas royalties	$41,341	$36,084	$5,257	14.6%
Other revenues	$443	$829	$(386)	(46.6)%
Segment Adjusted EBITDA Expense	$5,964	$5,721	$243	4.2%
Segment Adjusted EBITDA	$34,607	$29,884	$4,723	15.8%

Coal Royalties
Volume - Tons sold (2)	6,612	5,072	1,540	30.4%
Intercompany coal royalties	$19,100	$15,795	$3,305	20.9%
Other revenues	$291	$—	$291	n/m
Segment Adjusted EBITDA Expense	$7,124	$6,400	$724	11.3%
Segment Adjusted EBITDA	$12,267	$9,395	$2,872	30.6%

n/m - Percentage change not meaningful.

(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 21.4% to $99.2 million in the 2026 Quarter from $126.2 million in the 2025 Quarter. The decrease of $27.0 million was primarily attributable to lower average coal sales prices and higher operating expenses. Coal sales price per ton sold decreased by 7.4% compared to the 2025 Quarter as a result of the expiration of higher priced legacy contracts. Segment Adjusted EBITDA Expense increased to $213.6 million in the 2026 Quarter from $210.0 million in the 2025 Quarter, primarily as a result of increased operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 1.3% compared to the 2025 Quarter due primarily to the planned extended longwall move at our Hamilton mine during the 2026 Quarter.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 67.9% to $26.2 million for the 2026 Quarter from $15.6 million in the 2025 Quarter. The increase of $10.6 million was primarily attributable to reduced operating expenses and higher other revenues, partially offset by lower coal sales. The decrease in coal sales primarily reflects lower coal sales prices, which decreased by 4.8% compared to the 2025 Quarter primarily due to an increased sales mix of lower priced Tunnel Ridge sales volumes in the 2026 Quarter and reduced domestic sales price per ton. Partially offsetting lower coal sales prices, coal sales volumes increased 3.6% compared to the 2025 Quarter primarily as a result of fewer production days in the 2025 Quarter at our Tunnel Ridge mine due to a longwall move. Other revenues increased by $3.2 million in the 2026 Quarter reflecting higher miscellaneous revenue activities. Segment Adjusted EBITDA Expense decreased 7.6% to $111.5 million in the 2026 Quarter from $120.6 million in the 2025 Quarter due primarily to lower per ton expenses, partially offset by increased sales volumes. Segment Adjusted EBITDA Expense per ton for the 2026 Quarter decreased by 10.8% compared to the 2025 Quarter as a result of increased production at our Tunnel Ridge operation primarily reflecting fewer production days due to a longwall move in the 2025 Quarter.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to $34.6 million in the 2026 Quarter compared to $29.9 million in the 2025 Quarter due to record oil & gas royalty volumes, which increased 16.1% as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests.

Coal Royalties – Segment Adjusted EBITDA increased to $12.3 million in the 2026 Quarter compared to $9.4 million in the 2025 Quarter due to higher royalty tons sold, primarily from Tunnel Ridge, partially offset by lower average royalty rates per ton received from the Partnership's mining subsidiaries.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net income	$10,747	$75,560
Noncontrolling interest	(1,653)	(1,577)
Net income attributable to ARLP	$9,094	$73,983
General and administrative	24,041	20,580
Depreciation, depletion and amortization	82,354	68,629
Asset impairments	37,820	—
Interest expense, net	11,426	7,567
Change in fair value of digital assets	11,629	5,574
Income tax expense	2,685	4,182
Consolidated Segment Adjusted EBITDA	$179,049	$180,515

Segment Adjusted EBITDA Expense

We define Segment Adjusted EBITDA Expense (a non-GAAP financial measure) as the sum of operating expenses, coal purchases and other income or expenses as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Transportation expenses are excluded as these expenses are passed through to our customers and, consequently, we do not realize any gain or loss on transportation revenues. Segment Adjusted EBITDA Expense is used as a supplemental financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses. We also review Segment Adjusted EBITDA Expense on a per ton basis for cost trends at our coal operations by dividing Segment Adjusted EBITDA expense by coal sales volumes.

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$341,298	$339,436
Outside coal purchases	—	7,345
Other income	(10,340)	(611)
Consolidated Segment Adjusted EBITDA Expense	$330,958	$346,170

Liquidity and Capital Resources

Liquidity

We have historically satisfied our working capital requirements and funded our capital expenditures, investments, contractual obligations and debt service obligations with cash generated from operations, cash provided by the issuance of debt or equity, borrowings under credit and securitization facilities and other financing transactions. We believe that existing cash balances, future cash flows from operations and investments, borrowings under credit facilities and cash provided from the issuance of debt or equity will be sufficient to meet our working capital requirements, capital expenditures and additional investments, debt payments, contractual obligations, commitments and distribution payments. Nevertheless, our ability to satisfy our working capital requirements and additional investments, to satisfy our contractual obligations, to fund planned capital expenditures, to service our debt obligations or to pay distributions will depend upon our future operating performance and access to and cost of financing sources, which will be affected by prevailing economic conditions generally, and in both the coal and oil & gas industries specifically, as well as other financial and business factors, some of which are beyond our control. Based on our recent operating cash flow results, current cash position, anticipated future cash flows and sources of financing that we expect to have available, we anticipate being in compliance with the covenants of our credit agreements and expect to have sufficient liquidity to fund our operations and growth strategies. However, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future covenant compliance or liquidity may be adversely affected. Please read “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of March 31, 2026. No units were repurchased during the three months ended March 31, 2026. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2026, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2027. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 10 – Long-Term Debt.”

Cash Flows

Cash provided by operating activities was $105.5 million for the 2026 Quarter compared to $145.7 million for the 2025 Quarter. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade receivables, inventories and accounts payable. These decreases were partially offset by favorable working capital changes primarily related to accrued payroll and related benefits compared to the 2025 Quarter.

Net cash used in investing activities was $107.8 million for the 2026 Quarter compared to $93.1 million for the 2025 Quarter. The increase in cash used in investing activities was primarily due to increased oil & gas reserve acquisitions and capital expenditures in the 2026 Quarter as compared to the 2025 Quarter. This increase was partially offset by changes in accounts payable and accrued liabilities during the 2026 Quarter.

Net cash used in financing activities was $40.0 million for the 2026 Quarter compared to $108.3 million for the 2025 Quarter. The decrease in cash used in financing activities was primarily attributable to increased borrowings under the Securitization Facility and other long-term debt arrangements and reduced distributions paid to partners in the 2026 Quarter as compared to the 2025 Quarter. These decreases were partially offset by increased payments on the Securitization Facility in the 2026 Quarter.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2026 cash requirements, including capital expenditures, acquisitions of oil & gas mineral interests, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our March 31, 2026 cash and cash equivalents of $28.9 million, cash flows from operations, or borrowings under our revolving credit facility and Securitization Facility, if necessary. We project average estimated annual maintenance capital expenditures over the next five years of approximately $7.23 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2026 are estimated in the range of $280.0 million to $300.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited)—Note 10 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On March 31, 2026, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) an installment purchase obligation with The Joseph W. Craft III Foundation resulting from our January 2026 acquisition of ownership interests in certain coal reserves and associated surface rights that we had previously been leasing from The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft and (3) a master supply and services agreement for the purchase and servicing of electronic components and other parts used in mining equipment. We also have related-party transactions with (a) WKY CoalPlay LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information, please read “Item 1. Financial Statements (Unaudited)—Note 9 – Investments, Note 10 – Long-Term Debt and Note 17 – Related-Party Transactions” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2025, “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

New Accounting Standards

See “Item 1. Financial Statements (Unaudited) – Note 2. New Accounting Standards” of this Quarterly Report on Form 10-Q for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We have significant long-term sales contracts. Many of the long-term sales contracts are subject to price adjustment provisions, which periodically permit an increase or decrease in the contract price, typically to reflect changes in specified indices or changes in production costs resulting from regulatory changes, or both.

Our results of operations are highly dependent upon the prices we receive for our coal, oil and natural gas.  Regarding coal, the short-term sales contracts favored by some of our coal customers leave us more exposed to risks of declining coal price periods. Also, a significant change in oil & gas prices would have a significant impact on our oil & gas royalty revenues.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See “Item 1. Financial Statements (Unaudited)—Note 10 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under the Revolving Credit Facility, Term Loan and Securitization Facility are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We had $28.1 million in borrowings under Term Loan at March 31, 2026. We did not have an outstanding balance under the Revolving Credit Facility and had $45.0 million outstanding under the Securitization Facility at March 31, 2026.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of March 31, 2026.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of March 31, 2026.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2026.

FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q, and certain oral statements made from time to time by our representatives, constitute “forward-looking statements.”  These statements are based on our beliefs as well as assumptions made by, and information currently available to, us.  When used in this document, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “may,” “outlook,” “plan,” “project,” “potential,” “should,” “will,” “would,” and similar expressions identify forward-looking statements.  Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, and sources of funding are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and reflect our current views with respect to future events and are subject to numerous assumptions that we believe are reasonable, but are open to a wide range of uncertainties and business risks, and actual results could differ materially from those discussed in these statements.  Among the factors that could cause actual results to differ from those in the forward-looking statements are:

●	decline in the coal industry’s share of electricity generation, including as a result of environmental concerns related to coal mining and combustion, the cost and perceived benefits of other sources of electricity and fuels, such as oil & gas, nuclear energy, and renewable fuels and the retirement of coal-fired power plants in the U.S.;
●	our ability to provide fuel for growth in domestic energy demand, should it materialize;
●	changes in macroeconomic and market conditions and market volatility, and the impact of such changes and volatility on our financial position;
●	changes in global economic and geo-political conditions or changes in industries in which our customers operate;
●	changes in commodity prices, demand and availability which could affect our operating results and cash flows;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, including Iran and disruption of maritime traffic through the Strait of Hormuz;
●	actions of the major oil-producing countries with respect to oil production volumes and prices and the direct and indirect impacts over the near and long term on oil & gas exploration and production operations at the properties in which we hold mineral interests;
●	changes in competition in domestic and international coal markets and our ability to respond to such changes;
●	potential shut-ins of production by the operators of the properties in which we hold oil & gas mineral interests due to low commodity prices or the lack of downstream demand or storage capacity;
●	risks associated with the expansion of and investments into the infrastructure of our operations and properties, including the timing of such investments coming online;
●	our ability to identify and complete acquisitions and to successfully integrate such acquisitions into our business and achieve the anticipated benefits therefrom;
●	our ability to identify and invest in new energy and infrastructure ventures;
●	the success of our development and growth plans for our wholly owned subsidiary, Matrix Design Group, LLC, and our investments in emerging and other infrastructure and technology companies;
●	dependence on significant customer contracts, and failure of customers to renew existing contracts upon expiration;
●	adjustments made in price, volume, or terms to existing coal supply agreements;
●	the effects of and changes in trade, monetary and fiscal policies and laws, and the results of central bank policy actions, including interest rates, bank failures, and associated liquidity risks;
●	the effects of and changes in taxes or tariffs and other trade measures adopted or threatened by the United States and foreign governments, including the imposition of or increase in tariffs on steel and/or other raw materials;
●	legislation, regulations, and court decisions and interpretations thereof, both domestic and foreign, including those relating to the environment and the release of greenhouse gases, such as state legislation seeking to impose liability on a wide range of energy companies under greenhouse gas “superfund” laws, mining, miner health and safety, hydraulic fracturing, and health care;
●	deregulation of the electric utility industry or the effects of any adverse change in the coal industry, electric utility industry, or general economic conditions;
●	investors’ and other stakeholders’ attention to sustainability matters;
●	liquidity constraints, including those resulting from any future unavailability of financing;
●	customer bankruptcies, cancellations or breaches to existing contracts, or other failures to perform;
●	customer delays, failure to take coal under contracts or defaults in making payments;
●	our productivity levels and margins earned on our coal sales;
●	disruptions to oil & gas exploration and production operations at the properties in which we hold mineral interests;

●	changes in equipment, raw material, service or labor costs or availability, including due to inflationary pressures or tariffs;
●	changes in our ability to recruit, hire and maintain labor;
●	our ability to maintain satisfactory relations with our employees;
●	increases in labor costs, including increases in the costs of health insurance, adverse changes in work rules, or cash payments or projections associated with workers’ compensation claims;
●	increases in transportation costs and risk of transportation delays or interruptions;
●	operational interruptions due to geologic, permitting, labor, weather, supply chain shortage of equipment or mine supplies, or other factors;
●	risks associated with major mine-related accidents, mine fires, mine floods or other interruptions;
●	results of litigation, including claims not yet asserted;
●	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
●	difficulty maintaining our surety bonds for mine reclamation as well as workers’ compensation and black lung benefits;
●	difficulty in making accurate assumptions and projections regarding post-mine reclamation as well as pension, black lung benefits, and other post-retirement benefit liabilities;
●	uncertainties in estimating and replacing our coal mineral reserves and resources;
●	uncertainties in estimating and replacing our oil & gas reserves;
●	uncertainties in the amount of oil & gas production due to the level of drilling and completion activity by the operators of our oil & gas properties;
●	the impact of current and potential changes to federal or state tax rules and regulations, including a loss or reduction of benefits from certain tax deductions and credits;
●	difficulty obtaining commercial property insurance, and risks associated with our participation in the commercial insurance property program;
●	evolving cybersecurity risks, such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing attacks, ransomware, malware, social engineering, physical breaches, or other actions;
●	difficulty in making accurate assumptions and projections regarding future revenues and costs associated with equity investments in companies we do not control; and
●	other factors, including those discussed in “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025, and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 13. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A.RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I - Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in these reports are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial based on current knowledge and factual circumstances, if such knowledge or facts change, also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2018, ARLP announced that the Board of Directors approved the establishment of a unit repurchase program authorizing ARLP to repurchase up to $100.0 million of its outstanding limited partner common units.  In January 2023, the board of directors authorized a $93.5 million increase to the unit repurchase program, which had $6.5 million of available capacity at that time. As a result, we were authorized to repurchase up to a total of $100.0 million of ARLP common units from that date. The unit repurchase program is intended to enhance ARLP’s ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended March 31, 2026, we did not repurchase and retire any units pursuant to the unit repurchase program. Since the inception of the unit repurchase program, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.5	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.6	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.7	First Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.7	08/07/2024

3.8	Second Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.8	08/07/2024

3.9	Third Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.9	08/07/2024

3.10	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.12	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.13	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.14	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.15	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Purchase and Sale Agreement dated January 29, 2026, by and between Alliance Resource Properties, LLC and The Joseph W. Craft III Foundation.	8-K	000-26823 26598830	10.1	02/04/2026

10.2	Purchase and Sale Agreement dated January 29, 2026, by and between Alliance Resource Properties, LLC and The Kathleen S. Craft Foundation.	8-K	000-26823 26598830	10.2	02/04/2026

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, May 8, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated May 8, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended March 31, 2026 filed in Inline XBRL).

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on May 8, 2026.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer