Form 10-Q
period 2026-06-30
ALLIANCE RESOURCE PARTNERS LP
filed 2026-08-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, 128,658,801 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,194	$71,212
Trade receivables (net of allowance of $5,659 and $5,360, respectively)	200,779	129,686
Other receivables	4,449	1,992
Inventories, net	125,131	142,619
Advance royalties	10,410	10,496
Digital assets	37,858	51,834
Prepaid expenses and other assets	18,752	22,215
Total current assets	508,573	430,054
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,372,062	4,502,648
Less accumulated depreciation, depletion and amortization	(2,234,362)	(2,364,206)
Total property, plant and equipment, net	2,137,700	2,138,442
OTHER ASSETS:
Advance royalties	75,080	72,412
Equity method investments	71,276	69,638
Equity securities	86,353	82,466
Operating lease right-of-use assets	13,786	17,065
Other long-term assets	49,024	43,711
Total other assets	295,519	285,292
TOTAL ASSETS	$2,941,792	$2,853,788

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$90,507	$81,809
Accrued taxes other than income taxes	27,570	20,319
Accrued payroll and related expenses	37,438	31,244
Accrued interest	2,412	2,012
Workers' compensation and pneumoconiosis benefits	15,847	15,901
Other current liabilities	35,367	29,495
Current maturities, long-term debt, net	81,104	23,646
Total current liabilities	290,245	204,426
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	498,484	427,137
Pneumoconiosis benefits	102,865	100,740
Workers' compensation	36,995	37,742
Asset retirement obligations	163,104	153,247
Long-term operating lease obligations	11,280	14,591
Deferred income tax liabilities	26,957	27,732
Other liabilities	25,466	27,951
Total long-term liabilities	865,151	789,140
Total liabilities	1,155,396	993,566

COMMITMENTS AND CONTINGENCIES - (NOTE 13)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,658,801 and 128,428,024 units outstanding, respectively	1,776,227	1,843,627
Accumulated other comprehensive loss	(7,217)	(1,026)
Total ARLP Partners' Capital	1,769,010	1,842,601
Noncontrolling interest	17,386	17,621
Total Partners' Capital	1,786,396	1,860,222
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,941,792	$2,853,788

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
SALES AND OPERATING REVENUES:
Coal sales	$469,544	$485,469	$912,826	$953,980
Oil & gas royalties	46,293	35,473	87,634	71,557
Transportation revenues	7,510	8,558	16,153	18,758
Other revenues	28,213	17,963	50,964	43,636
Total revenues	551,560	547,463	1,067,577	1,087,931

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	341,352	346,288	682,650	685,724
Transportation expenses	7,510	8,558	16,153	18,758
Outside coal purchases	—	7,179	—	14,524
General and administrative	25,836	20,380	49,877	40,960
Depreciation, depletion and amortization	81,277	76,340	163,631	144,969
Asset impairments	—	—	37,820	—
Total operating expenses	455,975	458,745	950,131	904,935

INCOME FROM OPERATIONS	95,585	88,718	117,446	182,996

Interest expense (net of interest capitalized for the three and six months ended June 30, 2026 and 2025 of $443, $3,360, $1,356 and $7,848, respectively)	(12,553)	(9,252)	(24,297)	(17,686)
Interest income	306	570	624	1,437
Net income (loss) on equity method investments	9,489	(1,536)	13,775	(3,542)
Change in fair value of digital assets	(6,345)	12,856	(17,974)	7,282
Impairment loss on investments - (Note 9)	—	(25,000)	—	(25,000)
Other income	1,307	17	11,647	628
INCOME BEFORE INCOME TAXES	87,789	66,373	101,221	146,115

INCOME TAX EXPENSE	6,241	5,348	8,926	9,530

NET INCOME	81,548	61,025	92,295	136,585

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,986)	(1,615)	(3,639)	(3,192)

NET INCOME ATTRIBUTABLE TO ARLP	$79,562	$59,410	$88,656	$133,393

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$0.61	$0.46	$0.68	$1.03

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,658,801	128,428,024	128,598,875	128,347,131

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET INCOME	$81,548	$61,025	$92,295	$136,585

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	—	2	—	5
Total defined benefit pension plan adjustments	—	2	—	5

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	116	232	232	464
Other adjustments (2)	—	—	(6,450)	—
Total pneumoconiosis benefits adjustments	116	232	(6,218)	464

Foreign currency translation adjustment	53	41	27	76

Change in unrealized gains on debt securities (3)	—	10,919	—	10,919

OTHER COMPREHENSIVE INCOME (LOSS)	169	11,194	(6,191)	11,464

COMPREHENSIVE INCOME	81,717	72,219	86,104	148,049

Less: Comprehensive income attributable to noncontrolling interest	(1,986)	(1,615)	(3,639)	(3,192)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$79,731	$70,604	$82,465	$144,857
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 11 and 12 for additional details).
(2)	For more information on other adjustments please see Note 11.
(3)	For more information on the change in unrealized gains please see Note 9.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES	$258,520	$297,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(145,704)	(153,793)
Change in accounts payable and accrued liabilities	(3,282)	(11,840)
Proceeds from sale of property, plant and equipment	411	709
Contributions to equity method investments	(2,178)	(1,391)
Purchase of debt securities	—	(2,127)
Oil & gas reserve business combinations	(21,965)	—
Oil & gas reserve asset acquisitions	(9,370)	(2,740)
Other	938	2,929
Net cash used in investing activities	(181,150)	(168,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	151,000	39,000
Payments under securitization facility	(95,000)	(39,000)
Payments on equipment financings	(6,845)	(6,303)
Borrowings under revolving credit facilities	181,000	—
Payments under revolving credit facilities	(102,500)	—
Borrowing under long-term debt	5,903	—
Payments on long-term debt	(7,031)	(7,031)
Payments for tax withholdings related to settlements under deferred compensation plan	(4,142)	(7,082)
Distributions paid to Partners	(155,856)	(181,630)
Other	(3,938)	(9,114)
Net cash used in financing activities	(37,409)	(211,160)
Effect of exchange rate changes on cash and cash equivalents	21	76
NET CHANGE IN CASH AND CASH EQUIVALENTS	39,982	(81,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,212	136,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,194	$55,004

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$9,620	$11,888
Change in property, plant and equipment for reclamation assets	13,002	—
Right-of-use assets acquired by operating lease	$—	$1,571
Market value of common units issued under deferred compensation plan before tax withholding requirements	$9,766	$17,068

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

AllDale III & IV Acquisition

On July 1, 2026, Alliance Minerals acquired certain general partner and limited partner interests in AllDale Minerals  III, LP (“AllDale III”) & AllDale Minerals IV, LP ("AllDale IV", and collectively with AllDale III, "AllDale III & IV") for $206.2 million, subject to customary post-closing adjustments (the “AllDale III & IV Acquisition”). The AllDale III & IV Acquisition expands and diversifies the ARLP Partnership's portfolio of mineral and royalty interests through the acquisition of approximately 48,500 net royalty acres across premier basins and resource plays including the Permian, Anadarko, Bakken and Haynesville. See Note 3 – Variable Interest Entities, Note 4 – Acquisitions and Note 17 – Related Party Transactions for more information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of June 30, 2026 and December 31, 2025, the results of our operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. All intercompany transactions and accounts have been eliminated.

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

2.NEW ACCOUNTING STANDARDS

New Accounting Standards Issued and Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires the disclosure of additional information about specific expense categories in the notes to the financial statements to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis, with early adoption permitted. We continue evaluation of the impact of ASU 2024-03 on our results of operations, cash flows, financial condition and related disclosures including ongoing research as well as assessing our ability to accurately generate the information required for disclosure.

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

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	June 30,	December 31,
	2026	2025

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$5,518	$4,137
Trade receivables	16,013	11,194
Total property, plant and equipment, net	348,933	356,751
Accounts payable	(195)	(236)
Due to affiliates	(67)	—
Accrued taxes other than income taxes	(807)	(970)

AllDale III

AllDale III owns oil & gas mineral interests in areas around the oil & gas mineral interests we own. As of June 30, 2026, Alliance Minerals owned a 13.9% limited partner interest in AllDale III. Alliance Minerals’ investment in AllDale III was subject to a 25% profits interest for the general partner that was subject to a return hurdle equal to the greater of 125% of cumulative capital contributions and a 10% internal rate of return, and following an 80/20 “catch-up” provision for the general partner.

We concluded that AllDale III was a VIE that we did not consolidate. AllDale III is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We were not the primary beneficiary of AllDale III because we did not have the power to direct the activities that most significantly impact AllDale III’s economic performance. At June 30, 2026 and December 31, 2025, the carrying value of our investment in AllDale III was $20.1 million and $21.0 million, respectively.

As discussed in Note 1 – Organization and Presentation, on July 1, 2026, Alliance Minerals acquired certain general partner and limited partner interests in AllDale III & IV. At the same time, related parties of Mr. Craft also acquired limited partner interests in AllDale III.  As the result of these acquisitions and the pre-existing ownership of interests in AllDale III by Alliance Minerals and related parties of Mr. Craft, all of the general partner and limited partner interests in AllDale III were owned by either Alliance Minerals or related parties of Mr. Craft. Following the acquisitions, the parties entered into Contribution and Exchange Agreements by which they exchanged those interests for limited partner interests in AllDale III, eliminated the pre-existing profits interest attributable to the general partner interests, and assigned a non-economic general partner interest to a subsidiary of ARLP.  As a result, we hold 100% of the non-economic general partner interest and 46.92% of the limited partner interests in AllDale III. Beginning in the third quarter of 2026 we expect these transactions to lead us to start consolidating AllDale III as the primary beneficiary because we will have the power to direct the activities that most significantly impact the economic performance of AllDale III. See Note 17 – Related-Party Transactions for more information about the Contribution and Exchange Agreements.

NGP ET IV

We have committed to purchase $25.0 million of limited partner interests in NGP Energy Transition, L.P. (“NGP ET IV”), a private equity fund focused on investments that are part of the energy transition. This commitment represents a 3.6% interest in NGP ET IV. As of June 30, 2026, our commitment was $12.4 million, which include distributions we have received that may be recalled.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At June 30, 2026 and December 31, 2025, the carrying value of our investment in NGP ET IV was $18.0 million and $13.4 million, respectively.

Gavin Generation

We have committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”). Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third-party that indirectly owns and operates a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). As of June 30, 2026, our commitment was $17.4 million, which include distributions we have received that may be recalled. Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners.

We have concluded that Gavin Generation is a VIE that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation’s economic performance. At June 30, 2026 and December 31, 2025, the carrying value of our investment in Gavin Generation was $33.2 million and $35.2 million, respectively.

4.ACQUISITIONS

During the six months ended June 30, 2026, we acquired 881 oil & gas net royalty acres in the Permian Basin through a series of transactions for an aggregate cash purchase price of $22.0 million which was funded with cash on hand. These acquisitions further enhance our ownership position in the Permian Basin. Because the mineral interests acquired in these acquisitions include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that these acquisitions should be accounted for as business combinations and the underlying assets should be recorded at fair value on their respective acquisition dates on our condensed consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired:

(in thousands)

Mineral interests in proved properties	$13,004
Mineral interests in unproved properties	8,961
$21,965

The fair value of the mineral interests was determined using an income approach consisting of discounted cash flow models. The assumptions used in the discounted cash flow models include estimated production, projected cash flows, forward oil & gas prices and risk adjusted discount rates. Certain assumptions used were not observable in active markets; therefore, the fair value measurements represent Level 3 fair value measurements.

The amounts of revenues and earnings from the mineral interests acquired included in our condensed consolidated statements of income from their respective acquisition dates through June 30, 2026 are immaterial.

The following table represents our supplemental pro forma revenues and net income for the three and six months ended June 30, 2026 and 2025 as if the mineral interests acquired had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$551,776	$548,305	$1,068,229	$1,089,457
Net Income	81,748	61,784	92,884	137,959

AllDale III &IV Acquisition

On July 1, 2026, we acquired certain general partner and limited partner interests in AllDale III & IV for $206.2 million, subject to customary post-closing adjustments. We funded the AllDale III & IV Acquisition using a combination of cash on hand, and borrowings under both our revolving credit facility and the Minerals Term Loan. See Note 10 – Long-Term Debt for more information on the terms of the Credit Agreement and Minerals Term Loan. In connection with the AllDale III & IV Acquisition, certain entities related to Mr. Craft acquired, pursuant to separate definitive agreements, an aggregate of $100.0 million of limited partner interests in AllDale III.

Because the underlying mineral interests held by AllDale III & IV include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the AllDale III & IV Acquisition should be accounted for as a business combination and the underlying assets and liabilities of AllDale III & IV will be recorded at their July 1, 2026 acquisition date fair values on our condensed consolidated balance sheet.

We are in the process of performing our valuation of our previously held equity method investment in AllDale III, the acquired assets and liabilities and the noncontrolling interest. Given the recent date of the acquisition, we have not finalized our determination of the fair value of the various measurements as we continue to gather information to determine the assumptions we intend to use in our valuation.

Prior to the AllDale III & IV Acquisition, we accounted for our investment in AllDale III as an equity method investment. We anticipate re-measuring our equity method investment immediately prior to the AllDale III & IV Acquisition using a discounted cash flow model. The assumptions to be used in the determination of the fair value measurement include estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate, among others.

We anticipate determining the fair value of the mineral interests by determining an entity-wide value using discounted expected cash flows based on estimated production, projected cash flows, forward oil & gas prices and  risk adjusted discount rates. AllDale III & IV also hold certain commodity derivative instruments, and we anticipate determining the fair value of these instruments by observing similar transactions and developing a value that is then adjusted for counterparty risk. We anticipate using the carrying values for any acquired receivables, payables and cash, as this represents their fair value given their short-term nature.

We anticipate determining the fair value of the noncontrolling interests using a discounted cash flow model. The assumptions to be used in the determination of the fair value measurements include estimated production, projected cash flows, forward oil & gas prices and a risk adjusted discount rate, among others.

5.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
June 30, 2026
Recorded on a recurring basis:
Digital assets	$37,858	$37,858	$—	$—
Contingent consideration	$16,749	$—	$—	$16,749
Additional disclosures:
Long-term debt	$589,982	$—	$615,228	$—

December 31, 2025
Recorded on a recurring basis:
Digital assets	$51,834	$51,834	$—	$—
Contingent consideration	$18,000	$—	$—	$18,000
Additional disclosures:
Long-term debt	$463,456	$—	$508,844	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price. See Note 7 – Digital Assets for more information on our digital assets.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $17.1 million under this contingent consideration agreement and $2.2 million under the overriding royalty agreement as of June 30, 2026.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

June 30, 2026

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
December 31, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our contingent consideration liability:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$16,995	$11,324	$18,000	$13,100
Noncash changes in fair value (1)	302	2,005	(189)	2,005
Payments	(548)	(2,652)	(1,062)	(4,428)
Ending balance	$16,749	$10,677	$16,749	$10,677
(1)	Noncash changes in the fair value of our contingent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

6.INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2026	2025

	(in thousands)
Coal	$37,271	$61,528
Finished goods (net of reserve for obsolescence of $1,733 and $1,133, respectively)	7,952	9,732
Work in process	169	2,660
Raw materials	8,716	6,106
	54,108	80,026
Supplies (net of reserve for obsolescence of $9,998 and $6,901, respectively)	71,023	62,593
Total inventories, net	$125,131	$142,619

The above coal inventory balances reflect lower of cost or net realizable value adjustments of $9.7 million and $8.3 million as of June 30, 2026 and December 31, 2025, respectively. The adjustment as of June 30, 2026 is primarily a result of higher cost per ton at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complex due to reduced production following the decision to cease longwall production. The adjustment as of December 31, 2025 is the result of higher cost per ton at the Mettiki mining complex due to lower production and challenging geological conditions in the longwall panel that reduced coal recovery.

7.DIGITAL ASSETS

The following table sets forth our digital assets cost basis and fair value as shown on the condensed consolidated balance sheet:

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	645.96	$33,955	$37,858	592.01	$29,937	$51,834
Total		$33,955	$37,858		$29,937	$51,834

8.LONG-LIVED ASSET IMPAIRMENT

On January 29, 2026, we announced our decision to cease longwall production at our Mettiki mining complex, which is primarily included in our Appalachia Coal Operations reportable segment. We concluded that as a result of this decision, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios, we would not recover the carrying value of Mettiki’s assets. Accordingly, we adjusted the carrying value of Mettiki’s assets from $95.3 million to its fair value of $57.5 million resulting in an impairment charge of $37.8 million. While limited coal production is ongoing with continuous mining units, we continue to evaluate options concerning the mine’s future.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

Mettiki asset group	Income approach methodology	Discount rate	5.98% - 6.93% (6.46%)
		Low case scenario probability	70.0% - 95.0% (82.5%)
		High case scenario probability	5.0% - 30.0% (17.5%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

9.INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$70,986	$33,555	$69,638	$35,532
Contributions	1,592	513	2,178	1,391
Net income (loss) on equity method investments	9,489	(1,536)	13,775	(3,542)
Distributions received	(10,791)	(2,904)	(14,315)	(3,753)
Ending balance	$71,276	$29,628	$71,276	$29,628

Net income (loss) on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

As of June 30, 2026 we have an $86.4 million investment in Infinitum Electric, Inc. (“Infinitum”). Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators. During 2022, we purchased shares of Series D Preferred Stock in Infinitum for $42.0 million. During 2023, we purchased shares of Series E Preferred Stock in Infinitum for $24.6 million at a slightly higher price per share than our Series D Preferred Stock, resulting in an increase of $1.0 million in the carrying value of our investment. On December 31, 2025, we purchased shares of Series F Preferred Stock (together with the Series D and Series E Preferred Stock, the “Infinitum Preferred Stock”) in Infinitum for $14.9 million.

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

Ascend

On August 22, 2023, we purchased shares of Series D Preferred Stock (the “Ascend Series D Preferred Stock”) in Ascend Elements, Inc. (“Ascend”) for $25.0 million which was accounted for as an equity investment without a readily determinable fair value because of the lack of quoted market prices. Ascend is a U.S.-based manufacturer and recycler of sustainable, engineered battery materials. In June 2025, Ascend raised new capital through a recapitalization utilizing the issuance of convertible notes. Under the terms of the convertible notes and the resulting recapitalization, all shares of each outstanding series of preferred stock were converted into common stock on a 1:1 basis for stockholders that participated in the convertible notes or on a 3:1 basis if they did not participate.

We elected to participate in the recapitalization of Ascend with a $3.0 million commitment to purchase convertible notes. As of June 30, 2025, we had funded $2.1 million of this commitment. The convertible notes provided for a redemption in two years for an amount equal to the greater of (a) a multiple of each stockholder’s investment in the convertible notes as determined by their level of participation or (b) the principal amount of each stockholder’s investment in the convertible notes plus an annual interest rate of 15%. Based on our level of participation, our convertible notes provided for a multiple of 12 times our funded commitment at redemption. We concluded that these convertible notes represented available-for-sale debt securities as we did not intend to sell the notes and believed that it was likely we would not be required to sell them before redemption. As a result of our participation in the recapitalization, our shares of Ascend Series D Preferred Stock converted into common stock on a 1:1 basis.

The following table presents our debt securities holdings:

	June 30, 2025
	Cost Basis	Unrealized Gains (1)	Fair Value

	(in thousands)
Debt Securities	$2,127	$10,919	$13,046
(1)	Unrealized gains in our debt securities are included in the Change in unrealized gains on debt securities line item within our condensed consolidated statements of comprehensive income.

We determined the fair value of the debt securities by using a combination of market approaches and option-pricing models which utilized significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. The underlying enterprise value was estimated using income and market approaches which utilized discounted cash flows and market participant values for assets in hypothetical sales scenarios. The enterprise value was then utilized in market approach models and option-pricing models taking into account the rights and preferences of the convertible notes, expected exit scenarios as of June 30, 2025, and the volatility associated with those outcomes to arrive at a fair value.

Using the same models we used to value the debt securities on June 30, 2025, we determined that the common stock we received in the recapitalization had no value, resulting in a $25.0 million impairment charge included in our condensed consolidated statements of income. The impairment represented a Level 3 fair value measurement and is included within our Other, Corporate and Elimination category.

In December 2025, Ascend issued additional convertible notes senior to our convertible notes with similar multiples which significantly lowered the likelihood of recovery of a multiple of our principal investment. This lower likelihood of recovery of the multiple of our principal investment at redemption in addition to our lack of visibility into Ascend's financial condition and performance as of December 31, 2025, led us to conclude it was likely we would also not recover our principal investment of $3.0 million and fully impaired our debt securities as of December 31, 2025.

10.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025

	(in thousands)
Revolving credit facility	$78,500	$—	$(3,894)	$(5,007)
Alliance Coal term loan	24,610	31,640	(687)	(884)
8.625% Senior notes due 2029	400,000	400,000	(5,813)	(6,782)
Securitization facility	56,000	—	—	—
February 2024 equipment financing	24,970	31,816	—	—
Installment purchase arrangement	5,902	—	—	—
	589,982	463,456	(10,394)	(12,673)
Less current maturities	(85,498)	(28,041)	4,394	4,395
Total long-term debt	$504,484	$435,415	$(6,000)	$(8,278)

Credit Facility

On January 13, 2023, Alliance Coal, as borrower, entered into a credit agreement with various financial institutions which was amended on June 12, 2024 (the “Credit Agreement”).  The Credit Agreement provides for a $425.0 million revolving credit facility which includes a sublimit of $15.0 million for swingline borrowings and permits the issuance of letters of credit up to the full amount of the Credit Facility (the “Revolving Credit Facility”), and for a term loan in an aggregate principal amount of $75.0 million (the “Alliance Coal Term Loan”). The Revolving Credit Facility also includes an incremental facility providing for an increase of $100.0 million at our option subject to lenders agreeing to participate in such incremental facility. The Credit Agreement matures on March 9, 2028, at which time the aggregate outstanding principal amount of all Revolving Credit Facility advances and all Alliance Coal Term Loan advances are required to be repaid in full. Interest is payable quarterly, with principal on the Alliance Coal Term Loan due in quarterly installments equal to 6.25% of the outstanding balance of the Alliance Coal Term Loan on the Credit Agreement amendment date beginning with the quarter ended June 30, 2024.

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Coal Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Coal Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Alliance Coal Term Loan, we elected the one-month term rate, with applicable margin, which was 7.23% as of June 30, 2026.  At June 30, 2026, we had $41.0 million of letters of credit outstanding with $305.5 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.37 to 1.0, 1.16 to 1.0 and 41.98 to 1.0, respectively, for the trailing twelve months ended June 30, 2026. We were in compliance with the covenants of the Credit Agreement as of June 30, 2026 and anticipate remaining in compliance with the covenants.

8.625% Senior Notes due 2029

On June 12, 2024, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership (“Alliance Finance”), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2029 (the “2029 Senior Notes”) in a private placement to qualified institutional buyers.  The 2029 Senior Notes have a term of five years, maturing on June 15, 2029 and accrue interest at an annual rate of 8.625%.  Interest is payable semi-annually in arrears on each June 15 and December 15. The 2029 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by ARLP, certain of ARLP’s wholly owned oil and gas and coal royalties subsidiaries and each of ARLP’s subsidiaries that guarantee obligations under the Credit Agreement. The indenture governing the 2029 Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. The issuers may redeem all or a part of the 2029 Senior Notes at any time at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On June 30, 2026, we had $11.7 million of letters of credit outstanding with $7.3 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2026, we extended the term of the Securitization Facility to January 2027. At June 30, 2026, we had a $56.0 million outstanding balance under the Securitization Facility.

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

Craft Foundation Installment Purchase Arrangement

On January 29, 2026, Alliance Resource Properties, as borrower, entered into an installment purchase arrangement with the Joseph W. Craft III Foundation, an entity controlled by Mr. Craft, for $5.9 million pursuant to the purchase of certain coal reserves. The installment purchase arrangement contains customary terms and events of default and provides for six annual payments of $1.2 million each, with an interest rate of 5.0%, beginning on January 1, 2027 and maturing on January 1, 2032. Alliance Resource Properties has the right at its option, as well as the obligation if demanded by the Joseph W. Craft III Foundation, to prepay all unpaid purchase price installments (together with accrued and unpaid interest thereon) at any time without penalty or premium. As of June 30, 2026, we had a $5.9 million outstanding balance under this arrangement.

Alliance Minerals Term Loan

On July 1, 2026, Alliance Minerals, as borrower, entered into a term loan for an aggregate principal amount of $150.0 million (the "Alliance Minerals Term Loan") with Truist Bank, who is acting as administrative agent. The Alliance Minerals Term Loan matures on January 1, 2028, at which time the aggregate outstanding principal amount of the Alliance Minerals Term Loan is required to be repaid in full. Interest is payable no less frequently than quarterly, with principal payments of $18.75 million due quarterly beginning with the quarter ending September 30, 2026.

The Alliance Minerals Term Loan is guaranteed by ARLP, our Intermediate Partnership, certain of Alliance Minerals’ direct and indirect subsidiaries, and AllRoy GP, LLC and its subsidiaries (the "Minerals Subsidiary Guarantors"). The Alliance Minerals Term Loan also is secured by the equity interests in and personal property of Alliance Minerals and the Minerals Subsidiary Guarantors, and by the equity interests of Alliance Minerals and the Minerals Subsidiary Guarantors in the ARLP Partnership’s other oil & gas mineral entities. Borrowings under the Alliance Minerals Term Loan bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York  plus the applicable margin or (ii) the base rate plus the applicable margin.  The base rate is the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, (iii) term secured overnight financing rate for an interest period of one month, plus 1.0% and (iv) zero percent.  The applicable margin for borrowings under the Alliance Minerals Term Loan is determined by reference to the principal amount outstanding.

The Alliance Minerals Term Loan contains various restrictive covenants applicable to Alliance Minerals and its subsidiaries, including limitations on indebtedness, liens, asset sales, investments, mergers and consolidations, and affiliate transactions, in each case subject to customary exceptions. In addition, the restrictions provide an aggregate limit of $575.0 million Notes Indebtedness as such term is defined in the Alliance Minerals Term Loan at our Intermediate Partnership.  The Alliance Minerals Term Loan requires us to maintain (a) total consolidated secured debt of Alliance Minerals to consolidated EBITDA of Alliance Minerals ratio of not more than 2.0 to 1.0, and (b) a total consolidated debt of Alliance Minerals to consolidated Alliance Minerals cash flow ratio of not more than 2.5 to 1.0, during the four most recently ended fiscal quarters.

11.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$49,320	$48,511	$49,378	$47,870
Changes in accruals	3,258	3,419	6,602	6,795
Payments	(3,926)	(3,762)	(7,866)	(7,064)
Interest accretion	539	570	1,077	1,137
Valuation loss (gain) (1)	(614)	496	(614)	496
Ending balance	$48,577	$49,234	$48,577	$49,234
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2026 is due to an increase in the discount rate from 4.78% on December 31, 2025 to 5.10% on June 30, 2026. The valuation loss in 2025 is due to a decrease in the discount rate from 5.17% on December 31, 2024 to 4.92% on June 30, 2025.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year. Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of June 30, 2026 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Service cost	$723	$889	$1,443	$1,748
Interest cost (1)	1,399	1,686	2,797	3,352
Amortization of net actuarial loss (1)	116	232	232	464
Other adjustments (1) (2)	—	—	(6,450)	—
Net periodic benefit cost	$2,238	$2,807	$(1,978)	$5,564
(1)	Interest cost, amortization of net actuarial loss and other adjustments are included in the Other income line item within our condensed consolidated statements of income.
(2)	This line item includes an immaterial adjustment related to the correction of actuarial assumptions for terminated employees in the prior period.

12.COMPONENTS OF PENSION PLAN NET PERIODIC BENEFIT COSTS

Eligible employees at certain of our mining operations participate in a defined benefit plan (the “Pension Plan”) that we sponsor. The Pension Plan is closed to new applicants and participants in the Pension Plan are no longer receiving benefit accruals for service. The benefit formula for the Pension Plan is a fixed dollar unit based on years of service. Components of the net periodic benefit credit for each of the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Interest cost	$1,268	$1,310	$2,537	$2,620
Expected return on plan assets	(1,486)	(1,709)	(2,972)	(3,418)
Amortization of prior service cost	—	2	—	5
Net periodic benefit credit (1)	$(218)	$(397)	$(435)	$(793)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income line item within our condensed consolidated statements of income.

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

14.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2025 and 2026 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2025	$0.70	$90,891
May 15, 2025	0.70	90,739
August 14, 2025	0.60	77,776
November 14, 2025	0.60	77,772
Total	$2.60	$337,178

February 13, 2026	$0.60	$78,009
May 15, 2026	0.60	77,847
August 14, 2026 (1)	0.60
Total	$1.80	$155,856

(1)	On July 27, 2026, we declared this quarterly distribution payable on August 14, 2026 to all unitholders of record as of August 7, 2026.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the three and six months ended June 30, 2026 and 2025:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2026	128,428,024	$1,843,627	$(1,026)	$17,621	$1,860,222
Comprehensive income:
Net income	—	9,094	—	1,653	10,747
Other comprehensive loss	—	—	(6,360)	—	(6,360)
Total comprehensive income					4,387
Settlement of deferred compensation plans	230,777	(4,142)	—	—	(4,142)
Common unit-based compensation	—	1,667	—	—	1,667
Distributions on deferred common unit-based compensation	—	(953)	—	—	(953)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,830)	(1,830)
Distributions to Partners	—	(77,056)	—	—	(77,056)
Balance at March 31, 2026	128,658,801	1,772,237	(7,386)	17,444	1,782,295
Comprehensive income:
Net income	—	79,562	—	1,986	81,548
Other comprehensive income	—	—	169	—	169
Total comprehensive income					81,717
Common unit-based compensation	—	2,275	—	—	2,275
Distributions on deferred common unit-based compensation	—	(652)	—	—	(652)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,044)	(2,044)
Distributions to Partners	—	(77,195)	—	—	(77,195)
Balance at June 30, 2026	128,658,801	$1,776,227	$(7,217)	$17,386	$1,786,396

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	1,845,824	(34,833)	20,469	1,831,460
Comprehensive income:
Net income	—	59,410	—	1,615	61,025
Other comprehensive income	—	—	11,194	—	11,194
Total comprehensive income					72,219
Common unit-based compensation	—	2,281	—	—	2,281
Distributions on deferred common unit-based compensation	—	(841)	—	—	(841)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,731)	(2,731)
Distributions to Partners	—	(89,898)	—	—	(89,898)
Balance at June 30, 2025	128,428,024	$1,816,776	$(23,639)	$19,353	$1,812,490

15.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2026	1,192,243	$22.58	$27,696
Granted (1)	431,501	25.80
Vested (2)	(400,722)	21.54
Forfeited	(91,086)	23.34
Non-vested grants at June 30, 2026	1,131,936	24.12	27,144
(1)	The restricted units granted during 2026 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the six months ended June 30, 2026, we issued 230,777 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $2.3 million for each of the three months ended June 30, 2026 and 2025 and $4.0 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively. The total obligation associated with LTIP grants of restricted units as of June 30, 2026 was $12.2 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of June 30, 2026, there was $15.1 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.5 years.

16.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 20 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended June 30, 2026

Coal sales	$330,272	$139,272	$—	$—	$—	$469,544
Oil & gas royalties	—	—	46,293	—	—	46,293
Coal royalties	—	—	—	22,723	(22,723)	—
Transportation revenues	6,083	1,427	—	—	—	7,510
Other revenues	3,117	11,198	234	—	13,664	28,213
Total revenues	$339,472	$151,897	$46,527	$22,723	$(9,059)	$551,560

Three Months Ended June 30, 2025

Coal sales	$343,841	$141,628	$—	$—	$—	$485,469
Oil & gas royalties	—	—	35,473	—	—	35,473
Coal royalties	—	—	—	17,612	(17,612)	—
Transportation revenues	4,829	3,729	—	—	—	8,558
Other revenues	1,577	626	28	—	15,732	17,963
Total revenues	$350,247	$145,983	$35,501	$17,612	$(1,880)	$547,463

Six Months Ended June 30, 2026

Coal sales	$640,027	$272,799	$—	$—	$—	$912,826
Oil & gas royalties	—	—	87,634	—	—	87,634
Coal royalties	—	—	—	41,823	(41,823)	—
Transportation revenues	12,260	3,893	—	—	—	16,153
Other revenues	6,147	15,308	677	291	28,541	50,964
Total revenues	$658,434	$292,000	$88,311	$42,114	$(13,282)	$1,067,577

Six Months Ended June 30, 2025

Coal sales	$677,075	$276,905	$—	$—	$—	$953,980
Oil & gas royalties	—	—	71,557	—	—	71,557
Coal royalties	—	—	—	33,407	(33,407)	—
Transportation revenues	11,692	7,066	—	—	—	18,758
Other revenues	4,475	1,508	857	—	36,796	43,636
Total revenues	$693,242	$285,479	$72,414	$33,407	$3,389	$1,087,931

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$166,573	$177,467	$129,686	$166,829
Ending balance	$200,779	$177,659	$200,779	$177,659

The following table illustrates the amount of our transaction price for all coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026 and disaggregated by segment and contract duration.

				2029 and
	2026	2027	2028	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$713,153	$1,008,907	$549,623	$405,380	$2,677,063
Appalachia Coal Operations coal revenues	250,072	380,968	289,856	37,800	958,696
Total coal revenues	$963,225	$1,389,875	$839,479	$443,180	$3,635,759

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

Contribution and Exchange Agreements

In connection with the AllDale III & IV Acquisition on July 1, 2026 as discussed in Note 1 – Organization and Presentation, the ARLP Partnership entered into Contribution and Exchange Agreements with the related parties who held general and limited partner interests in AllDale III & IV prior to the AllDale III & IV Acquisition and the related parties who acquired limited partner interests in AllDale III (collectively the “Craft Related Parties”). Pursuant to the Contribution and Exchange Agreements, the parties effected a series of coordinated transactions to restructure the ownership and governance of AllDale III & IV, including exchanging the existing general partner interests held by Alliance Minerals and certain Craft Related Parties for limited partner interests in AllDale III & IV, eliminating the pre-existing profits interests attributable to those general partner interests and assigning the non-economic general partner interests to AllRoy GP, LLC, a wholly owned subsidiary of the ARLP Partnership.

Following the closing, we hold 100% of the non-economic general partner interests in AllDale III & IV, a 46.92% limited partner interest in AllDale III, and a 78.57% limited partner interest in AllDale IV while the Craft Related Parties hold a 53.08% limited partner interest in AllDale III and a 21.43% limited parter interest in AllDale IV.

18.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Current:
Federal	$6,289	$4,340	$12,293	$9,063
State	437	285	849	605
Foreign	(60)	—	(83)	—
	6,666	4,625	13,059	9,668
Deferred:
Federal	(371)	593	(3,552)	(184)
State	(54)	130	(581)	46
	(425)	723	(4,133)	(138)
Income tax expense	$6,241	$5,348	$8,926	$9,530

The effective income tax rates for our income tax expense for the three and six months ended June 30, 2026 and 2025 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per unit data)
Net income attributable to ARLP	$79,562	$59,410	$88,656	$133,393

Less:
Distributions to participating securities	(679)	(719)	(1,339)	(1,545)
Undistributed earnings attributable to participating securities	(15)	—	—	—

Net income attributable to ARLP available to limited partners	$78,868	$58,691	$87,317	$131,848

Weighted-average limited partner units outstanding – basic and diluted	128,659	128,428	128,599	128,347

Earnings per limited partner unit - basic and diluted (1)	$0.61	$0.46	$0.68	$1.03
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three and six months ended June 30, 2026, participating securities of 495 and 582, respectively, were considered anti-dilutive under the treasury stock method. For the three and six months ended June

30, 2025, participating securities of 605 and 715, respectively, were considered anti-dilutive under the treasury stock method.

20.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal on the Ohio River in Indiana. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily across premier basins and resource plays including the Permian, Anadarko, Bakken, and after the AllDale III & IV Acquisition on July 1, 2026, Haynesville. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations and external mining operations but not yet leased.

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

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals through its consolidated subsidiaries and prior to the AllDale III & IV Acquisition on July 1, 2026, our equity method investment in AllDale III. See Note 3 – Variable Interest Entities and Note 4 – Acquisitions for more information.

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

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended June 30, 2026

Revenues - Outside	$337,888	$151,897	$46,527	$—	$536,312
Revenues - Intercompany	1,584	—	—	22,723	24,307
Total revenues (1)	339,472	151,897	46,527	22,723	560,619
Less:
Segment Adjusted EBITDA Expense (2)	229,177	101,277	7,224	9,754	347,432
Transportation expenses	6,083	1,427	—	—	7,510
Other segment items (3)	—	—	1,291	—	1,291
Segment Adjusted EBITDA (4)	104,212	49,193	38,012	12,969	204,386

Capital expenditures (6)	37,466	9,579	—	—	47,045

Three Months Ended June 30, 2025

Revenues - Outside	$350,247	$145,983	$35,501	$—	$531,731
Revenues - Intercompany	—	—	—	17,612	17,612
Total revenues (1)	350,247	145,983	35,501	17,612	549,343
Less:
Segment Adjusted EBITDA Expense (2)	231,189	112,829	4,558	5,795	354,371
Transportation expenses	4,829	3,729	—	—	8,558
Other segment items (3)	—	—	1,060	—	1,060
Segment Adjusted EBITDA (4)	114,229	29,425	29,883	11,817	185,354

Capital expenditures (6)	50,072	15,226	—	102	65,400

Six Months Ended June 30, 2026

Revenues - Outside	$656,850	$292,000	$88,311	$291	$1,037,452
Revenues - Intercompany	1,584	—	—	41,823	43,407
Total revenues (1)	658,434	292,000	88,311	42,114	1,080,859
Less:
Segment Adjusted EBITDA Expense (2)	442,763	212,729	13,188	16,878	685,558
Transportation expenses	12,260	3,893	—	—	16,153
Other segment items (3)	—	—	2,504	—	2,504
Segment Adjusted EBITDA (4)	203,411	75,378	72,619	25,236	376,644

Total assets (5)	1,070,838	420,593	920,383	308,896	2,720,710
Capital expenditures (6)	94,360	31,127	—	15,500	140,987

Six Months Ended June 30, 2025

Revenues - Outside	$693,242	$285,479	$72,414	$—	$1,051,135
Revenues - Intercompany	—	—	—	33,407	33,407
Total revenues (1)	693,242	285,479	72,414	33,407	1,084,542
Less:
Segment Adjusted EBITDA Expense (2)	441,148	233,397	10,279	12,195	697,019
Transportation expenses	11,692	7,066	—	—	18,758
Other segment items (3)	—	—	2,368	—	2,368
Segment Adjusted EBITDA (4)	240,402	45,016	59,767	21,212	366,397

Total assets (5)	1,076,634	472,142	847,300	308,959	2,705,035
Capital expenditures (6)	102,657	46,054	—	147	148,858

(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Total segment revenues	$560,619	$549,343	$1,080,859	$1,084,542
Other, Corporate and Elimination revenues - Outside	15,248	15,732	30,125	36,796
Other, Corporate and Elimination revenues - Intercompany	(24,307)	(17,612)	(43,407)	(33,407)
Total consolidated revenues	$551,560	$547,463	$1,067,577	$1,087,931

Revenues included in Other, Corporate and Elimination are attributable to intercompany eliminations, which are primarily intercompany coal royalties eliminations, outside revenues at the Matrix Group and other outside miscellaneous sales and revenue activities.

(2)	Segment Adjusted EBITDA Expense includes operating expenses, coal purchases, if applicable, and other income or expense as adjusted to remove certain items from operating expenses that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA Expense is used as a financial measure by our management to assess the operating performance of our segments. Segment Adjusted EBITDA Expense is a key component of Segment Adjusted EBITDA in addition to coal sales, royalty revenues and other revenues. The exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA Expense allows management to focus solely on the evaluation of segment operating performance as it primarily relates to our operating expenses.

(3)	Other segment items include:

Oil & Gas Royalties – equity method investment income from AllDale III and income allocated to noncontrolling interest

(4)	Segment Adjusted EBITDA is defined as net income attributable to ARLP before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA for our segments to consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Segment Adjusted EBITDA – total segments	$204,386	$185,354	$376,644	$366,397
Other, Corporate and Elimination profit (loss)	7,122	(3,050)	13,913	(3,578)
General and administrative	(25,836)	(20,380)	(49,877)	(40,960)
Depreciation, depletion and amortization	(81,277)	(76,340)	(163,631)	(144,969)
Asset impairments	—	—	(37,820)	—
Interest expense, net	(12,247)	(8,682)	(23,673)	(16,249)
Change in fair value of digital assets	(6,345)	12,856	(17,974)	7,282
Impairment loss on investments	—	(25,000)	—	(25,000)
Noncontrolling interest	1,986	1,615	3,639	3,192
Income before income taxes	$87,789	$66,373	$101,221	$146,115

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	June 30,
	2026	2025

	(in thousands)
Total segment assets	$2,720,710	$2,705,035
Other, Corporate and Elimination total assets	221,082	164,411
Total consolidated assets	$2,941,792	$2,869,446

(6)	Capital expenditures excludes $15.1 million and $31.3 million paid towards oil & gas reserve acquisitions for the three and six months ended June 30, 2026, respectively, and $2.7 million paid towards oil & gas reserve acquisitions for the six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Total segment capital expenditures	$47,045	$65,400	$140,987	$148,858
Other, Corporate and Elimination capital expenditures	2,969	1,617	4,717	4,935
Total consolidated capital expenditures	$50,014	$67,017	$145,704	$153,793

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

Summary

We are a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers, as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. Our core objective is to maximize the value of our mineral asset base—both through coal production from our mining operations and through the leasing and development of our coal and oil & gas mineral interests. Our strategy is to provide reliable, baseload fuel for electricity generating customers while positioning the Partnership for long-term growth through investments in energy related technologies and infrastructure. Leveraging our relationships with electric utilities, industrial customers, and government partners, we intend to pursue strategic opportunities that complement our operational strengths. We believe our diverse resource portfolio and targeted investments will continue to create long-term value for our unitholders.

We are the second largest coal producer in the eastern United States and as of  June 30, 2026, we operated seven underground mining complexes across Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal-loading terminal on the Ohio River in Indiana. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial customers.

We also own mineral and royalty interests across premier basins and resource plays in the United States including the Permian, Anadarko, Bakken, and after the AllDale III & IV Acquisition on July 1, 2026, Haynesville. We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from their development of those mineral interests. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities, Note 4 – Acquisitions and Note 17. – Related Party Transactions” for more information on the AllDale III & IV Acquisition.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals through its consolidated subsidiaries and prior to the AllDale III & IV Acquisition on July 1, 2026, our equity method investment in AllDale III. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities, Note 4 – Acquisitions and Note 17 – Related Party Transactions” for more information on the AllDale III & IV Acquisition.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Group, Bitiki, which holds our crypto-mining activities, our non oil & gas equity and debt investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities, Note 9 – Investments, and Note 8 – Long-Term Debt” for more information on our investments in Infinitum, Gavin Generation, and NGP ET IV as well as AROP Funding and Alliance Finance.

Recent Developments

During the six months ended June 30, 2026, we acquired 881 oil & gas net royalty acres through a series of transactions in the Permian Basin for an aggregate cash purchase price of $22.0 million which was funded with cash on hand.  The interests include royalty interests in both developed properties and undeveloped properties.  Please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions” for additional information.

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

In January 2026, we announced our decision to cease longwall production at our Mettiki mining complex due to a series of planned and unplanned outages at a key customer’s plant. While limited coal production is ongoing with continuous mining units, we continue to evaluate options concerning the mine’s future.  Please see “Item 1. Financial Statements (Unaudited) – Note 8 – Long-Lived Asset Impairment” for additional information.

On July 1, 2026, we completed the acquisition of certain general partner and limited partner interests in AllDale III & IV for approximately $206.2 million. The AllDale III & IV Acquisition expands and diversifies our portfolio of mineral and royalty interests through the added control of approximately 48,500 net royalty acres across premier basins and resource plays including the Permian, Anadarko, Bakken and Haynesville. ARLP funded the acquisition using a combination of cash on hand, borrowings under its revolving credit facility, and a new $150.0 million term loan at Alliance Minerals.

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

Analysis of Historical Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated Information

	Three Months Ended
	June 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	8,558	8,382	176	2.1%
Tons produced	8,225	8,105	120	1.5%
Volume - BOE (1)	936	880	56	6.4%
Coal sales	$469,544	$485,469	$(15,925)	(3.3)%
Oil & gas royalties	$46,293	$35,473	$10,820	30.5%
Total revenues	$551,560	$547,463	$4,097	0.7%
Segment Adjusted EBITDA Expense (2)	$340,045	$353,450	$(13,405)	(3.8)%
Net income of ARLP	$79,562	$59,410	$20,152	33.9%
Segment Adjusted EBITDA (2)	$211,508	$182,304	$29,204	16.0%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended June 30, 2026 (“2026 Quarter”) increased 0.7% to $551.6 million compared to $547.5 million for the three months ended June 30, 2025 (“2025 Quarter”) as a result of record oil & gas royalty revenues, increased coal sales volumes and higher other revenues, partially offset by lower coal sales prices per ton.

●	Coal sales decreased to $469.5 million for the 2026 Quarter compared to $485.5 million for the 2025 Quarter. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $26.1 million, partially offset by higher tons sold, which increased coal sales by $10.2 million. Coal sales price per ton decreased by 5.3% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Higher coal sales volumes were primarily driven by increased volumes at our River View and Tunnel Ridge operations due to improved recoveries and higher productivity.

●	Oil & gas royalties increased 30.5% to a record $46.3 million for the 2026 Quarter compared to $35.5 million for the 2025 Quarter. The increase was due to higher average sales prices, which increased 22.7%, and improved oil & gas royalty volumes, partially offset by higher expenses. Oil & gas royalty volumes increased 6.4% compared to the 2025 Quarter as a result of increased drilling and completion activities on our acreage combined with additional volumes from oil & gas mineral interests acquired.

●	Other revenues increased to $28.2 million for the 2026 Quarter compared to $18.0 million for the 2025 Quarter. The increase was due to higher miscellaneous sales and revenue activities in our Appalachian segment.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 3.8% to $340.0 million for the 2026 Quarter compared to $353.5 million for the 2025 Quarter primarily due to decreased expenses at our coal operations. Segment Adjusted EBITDA Expense for our coal operations decreased 4.3% to $331.0 million due to lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 6.3% to $38.68 per ton sold in the 2026 Quarter compared to $41.27 per ton in the 2025 Quarter, primarily due to increased production at several mines as well as the following per ton cost decreases:

●	Labor and benefit expenses per ton produced decreased 5.1% to $14.47 per ton in the 2026 Quarter from $15.24 per ton in the 2025 Quarter. The decrease of $0.77 per ton was primarily due to lower labor costs at several mines and decreased workers’ compensation accruals.

●	Material and supplies expenses per ton produced decreased 10.0% to $12.16 per ton in the 2026 Quarter from $13.51 per ton in the 2025 Quarter. The decrease of $1.35 per ton produced primarily reflects decreases of $0.63 per ton for miscellaneous materials and supplies, $0.26 per ton for ventilation related expenses, $0.24 per ton for electrical expenses, and $0.21 per ton for various preparation plant expenses, partially offset by an increase of $0.36 per ton for roof support.

●	Maintenance expenses per ton produced decreased 5.2% to $4.40 per ton in the 2026 Quarter from $4.64 per ton in the 2025 Quarter. The decrease of $0.24 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.40 per produced ton sold in the 2026 Quarter compared to the 2025 Quarter primarily resulting from lower coal sales prices, partially offset by an unfavorable mix of tons sold that were mined in states with severance taxes.

●	We had no sales of outside coal purchases in the 2026 Quarter compared to $7.2 million in the 2025 Quarter. Thus, costs per ton in the 2026 Quarter decreased as the cost of our produced coal is generally lower on a per ton basis than outside coal purchases.

General and administrative

General and administrative expenses for the 2026 Quarter increased to $25.8 million compared to $20.4 million in the 2025 Quarter.  The increase of $5.4 million was primarily due to higher incentive compensation expenses and increased outside services.

Equity method investment income (loss)

Equity method investment income was $9.5 million in the 2026 Quarter compared to a loss of $1.5 million in the 2025 Quarter. The change was primarily due to an increase in the value of our share of the net assets of Gavin Generation and NGP ET IV.

Change in fair value of digital assets

The fair value adjustment on our digital assets decreased by $19.2 million for the 2026 Quarter compared to the 2025 Quarter reflecting movement in the price of bitcoin.

Impairment loss on investments

During the 2025 Quarter, we recorded a $25.0 million impairment on our equity investment in Ascend.  Please read “Item 1. Financial Statements (Unaudited) – Note 9 – Investments” for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2026 Quarter increased 33.9% to $79.6 million, or $0.61 per basic and diluted limited partner unit, compared to $59.4 million, or $0.46 per basic and diluted limited partner unit for the 2025 Quarter, primarily as a result of higher total revenues and equity method investment income as well as the impact of the impairment loss on investments in the 2025 Quarter.

Segment Adjusted EBITDA

Our 2026 Quarter Segment Adjusted EBITDA increased 16.0% to $211.5 million from the 2025 Quarter Segment Adjusted EBITDA of $182.3 million.

Segment Information

	Three Months Ended
	June 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	6,367	6,665	(298)	(4.5)%
Coal sales	$330,272	$343,841	$(13,569)	(3.9)%
Other revenues	$3,117	$1,577	$1,540	97.7%
Segment Adjusted EBITDA Expense	$229,177	$231,189	$(2,012)	(0.9)%
Segment Adjusted EBITDA	$104,212	$114,229	$(10,017)	(8.8)%

Appalachia Coal Operations
Tons sold	2,191	1,717	474	27.6%
Coal sales	$139,272	$141,628	$(2,356)	(1.7)%
Other revenues	$11,198	$626	$10,572	n/m %
Segment Adjusted EBITDA Expense	$101,277	$112,829	$(11,552)	(10.2)%
Segment Adjusted EBITDA	$49,193	$29,425	$19,768	67.2%

Oil & Gas Royalties
Volume - BOE (1)	936	880	56	6.4%
Oil & gas royalties	$46,293	$35,473	$10,820	30.5%
Other revenues	$234	$28	$206	n/m %
Segment Adjusted EBITDA Expense	$7,224	$4,558	$2,666	58.5%
Segment Adjusted EBITDA	$38,012	$29,883	$8,129	27.2%

Coal Royalties
Volume - Tons sold (2)	7,537	5,492	2,045	37.2%
Intercompany coal royalties	$22,723	$17,612	$5,111	29.0%
Segment Adjusted EBITDA Expense	$9,754	$5,795	$3,959	68.3%
Segment Adjusted EBITDA	$12,969	$11,817	$1,152	9.7%

n/m - Percentage change not meaningful.

(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 8.8% to $104.2 million in the 2026 Quarter from $114.2 million in the 2025 Quarter. The decrease of $10.0 million was primarily attributable to lower average coal sales volumes. Tons sold decreased by 4.5% compared to the 2025 Quarter due primarily to decreased sales volumes from our Hamilton mine as a result of a planned extended longwall move during the 2026 Quarter, partially offset by a strong sales performance and productivity at our River View complex. Segment Adjusted EBITDA Expense decreased to $229.2 million in the 2026 Quarter from $231.2 million in the 2025 Quarter, primarily as a result of reduced volumes, partially offset by increased operating expenses per ton.  Segment Adjusted EBITDA Expense per ton increased by 3.7% compared to the 2025 Quarter due primarily to the planned extended longwall move at our Hamilton mine during the 2026 Quarter.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 67.2% to $49.2 million for the 2026 Quarter from $29.4 million in the 2025 Quarter. The increase of $19.8 million was primarily attributable to reduced operating expenses and higher other revenues, partially offset by lower coal sales. The decrease in coal sales primarily reflects lower coal sales prices, which decreased by 22.9% compared to the 2025 Quarter primarily due to an increased sales mix of lower priced Tunnel Ridge sales volumes in the 2026 Quarter and reduced sales price per ton at Mettiki. Partially offsetting lower coal sales prices, coal sales volumes increased 27.6% compared to the 2025 Quarter primarily as a result of increased production at Tunnel Ridge due to improved recoveries and higher productivity. Other revenues increased by $10.6 million in the 2026 Quarter reflecting higher miscellaneous revenue activities. Segment Adjusted EBITDA Expense decreased 10.2% to $101.3 million in the 2026 Quarter from $112.8 million in the 2025 Quarter due primarily to lower per ton expenses, partially offset by increased sales volumes. Segment Adjusted EBITDA Expense per ton for the 2026 Quarter decreased by 29.7% compared to the 2025 Quarter as a result of increased production at our Tunnel Ridge operation.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to a record $38.0 million in the 2026 Quarter compared to $29.9 million in the 2025 Quarter primarily due to higher average sales prices, which increased 22.7%, partially offset by higher expenses. Oil & gas royalty volumes increased 6.4% compared to the 2025 Quarter as a result of increased drilling and completion activities on our acreage combined with additional volumes from oil & gas mineral interests acquired.

Coal Royalties – Segment Adjusted EBITDA increased to $13.0 million in the 2026 Quarter compared to $11.8 million in the 2025 Quarter due to higher royalty tons sold, primarily from Tunnel Ridge and River View, partially offset by higher expenses.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consolidated Information

	Six Months Ended
	June 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	16,418	16,153	265	1.6%
Tons produced	16,209	16,562	(353)	(2.1)%
Volume - BOE (1)	1,958	1,760	198	11.3%
Coal sales	$912,826	$953,980	$(41,154)	(4.3)%
Oil & gas royalties	$87,634	$71,557	$16,077	22.5%
Total revenues	$1,067,577	$1,087,931	$(20,354)	(1.9)%
Segment Adjusted EBITDA Expense (2)	$671,003	$699,620	$(28,617)	(4.1)%
Net income of ARLP	$88,656	$133,393	$(44,737)	(33.5)%
Segment Adjusted EBITDA (2)	$390,557	$362,819	$27,738	7.6%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).

(2)	For definitions of Segment Adjusted EBITDA and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the six months ended June 30, 2026 (“2026 Period”) decreased 1.9% to $1.07 billion compared to $1.09 billion for the six months ended June 30, 2025 (“2025 Period”) primarily due to lower coal sales, partially offset by record oil & gas royalty revenues.

●	Coal sales decreased to $912.8 million for the 2026 Period compared to $954.0 million for the 2025 Period. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $56.8 million, partially offset by higher tons sold, which increased coal sales by $15.7 million. Coal sales price per ton decreased by 5.9% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Higher coal sales volumes were primarily driven by increased volumes at our River View and Tunnel Ridge operations due to improved recoveries and higher productivity, partially offset by decreased sales volumes from our Hamilton mine as a result of a planned extended longwall move during the 2026 Period.

●	Oil & gas royalties increased 22.5% to $87.6 million for the 2026 Period compared to $71.6 million for the 2025 Period. The increase was due to record oil & gas royalty volumes, which increased 11.3%, as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests, and higher average sales prices, which increased 10.1%.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 4.1% to $671.0 million for the 2026 Period compared to $699.6 million for the 2025 Period primarily due to decreased expenses at our coal operations and a $6.5 million benefit from the correction of black lung actuarial assumptions during the 2026 Period.

Segment Adjusted EBITDA Expense for our coal operations decreased 3.2% to $656.6 million due to lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 4.7% to $39.99 per ton sold in the 2026 Period compared to $41.98 per ton in the 2025 Period, primarily due to increased production at several mines as well as the following per ton cost decreases:

●	Labor and benefit expenses per ton produced decreased 2.3% to $14.84 per ton in the 2026 Period from $15.19 per ton in the 2025 Quarter. The decrease of $0.35 per ton was primarily due to lower labor costs at several mines and decreased workers’ compensation accruals.

●	Maintenance expenses per ton produced decreased 5.1% to $4.51 per ton in the 2026 Period from $4.75 per ton in the 2025 Period. The decrease of $0.24 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.26 per produced ton sold in the 2026 Period compared to the 2025 Period primarily resulting from lower coal sales prices, partially offset by an unfavorable mix of tons sold that were mined in states with severance taxes.

●	We had no sales of outside coal purchases in the 2026 Period compared to $14.5 million in the 2025 Period. Thus, costs per ton in the 2026 Period decreased as the cost of our produced coal is generally lower on a per ton basis than outside coal purchases.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $163.6 million for the 2026 Period compared to $145.0 million for the 2025 Period primarily as a result of new mine infrastructure and equipment placed in service during the second half of 2025 at our Hamilton and River View operations as well as increased sales volumes in the 2026 Period.

Asset impairments

During the 2026 Period, we recorded $37.8 million of non-cash asset impairment charges due to our decision to cease longwall production at our Mettiki mining complex, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios.  Please read "Item 1. Financial Statements (Unaudited) – Note 8 – Long-Lived Asset Impairments."

Equity method investment income (loss)

Equity method investment income was $13.8 million in the 2026 Period compared to a loss of $3.5 million in the 2025 Period. The change was primarily due to an increase in the value of our share of the net assets of Gavin Generation and NGP ET IV.

Change in fair value of digital assets

The fair value adjustment on our digital assets decreased by $25.3 million for the 2026 Period compared to the 2025 Period reflecting movement in the price of bitcoin.

Impairment loss on investments

During the 2025 Period, we recorded a $25.0 million impairment on our equity investment in Ascend.  Please read “Item 1. Financial Statements (Unaudited) – Note 9 – Investments” for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2026 Period decreased 33.5% to $88.7 million, or $0.68 per basic and diluted limited partner unit, compared to $133.4 million, or $1.03 per basic and diluted limited partner unit for the 2025 Period, primarily as a result of lower revenues, higher depreciation, a decrease in the fair value of our digital assets, and the non-cash asset impairment charges at Mettiki, partially offset by the $25.0 million impairment loss on investments in the 2025 Period, higher equity method investment income and lower outside coal purchases.

Segment Adjusted EBITDA

Our 2026 Period Segment Adjusted EBITDA increased 7.6% to $390.6 million from the 2025 Period Segment Adjusted EBITDA of $362.8 million.

Segment Information

	Six Months Ended
	June 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	12,435	12,707	(272)	(2.1)%
Coal sales	$640,027	$677,075	$(37,048)	(5.5)%
Other revenues	$6,147	$4,475	$1,672	37.4%
Segment Adjusted EBITDA Expense	$442,763	$441,148	$1,615	0.4%
Segment Adjusted EBITDA	$203,411	$240,402	$(36,991)	(15.4)%

Appalachia Coal Operations
Tons sold	3,983	3,446	537	15.6%
Coal sales	$272,799	$276,905	$(4,106)	(1.5)%
Other revenues	$15,308	$1,508	$13,800	n/m
Segment Adjusted EBITDA Expense	$212,729	$233,397	$(20,668)	(8.9)%
Segment Adjusted EBITDA	$75,378	$45,016	$30,362	67.4%

Oil & Gas Royalties
Volume - BOE (1)	1,958	1,760	198	11.3%
Oil & gas royalties	$87,634	$71,557	$16,077	22.5%
Other revenues	$677	$857	$(180)	(21.0)%
Segment Adjusted EBITDA Expense	$13,188	$10,279	$2,909	28.3%
Segment Adjusted EBITDA	$72,619	$59,767	$12,852	21.5%

Coal Royalties
Volume - Tons sold (2)	14,149	10,564	3,585	33.9%
Intercompany coal royalties	$41,823	$33,407	$8,416	25.2%
Other revenues	$291	$—	$291	n/m
Segment Adjusted EBITDA Expense	$16,878	$12,195	$4,683	38.4%
Segment Adjusted EBITDA	$25,236	$21,212	$4,024	19.0%

n/m - Percentage change not meaningful.

(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased 15.4% to $203.4 million in the 2026 Period from $240.4 million in the 2025 Period. The decrease of $37.0 million was primarily attributable to lower coal sales. The decrease in coal sales reflects lower coal sales prices, which decreased by 3.4% compared to the 2025 Period as a result of the expiration of higher priced legacy contracts, and decreased coal sales volumes. Tons sold decreased by 2.1% compared to the 2025 Period due primarily to decreased sales volumes from our Hamilton mine as a result of the planned extended longwall move during the 2026 Period, partially offset by a strong sales performance and productivity at our River View complex. Segment Adjusted EBITDA Expense remained comparable to the 2025 Period as reduced sales volumes substantially offset higher per ton costs. Segment Adjusted EBITDA Expense per ton increased by 2.6% compared to the 2025 Period due primarily to the planned extended longwall move at our Hamilton mine during the 2026 Period.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 67.4% to $75.4 million for the 2026 Period from $45.0 million in the 2025 Period. The increase of $30.4 million was primarily attributable to reduced operating expenses and higher other revenues, partially offset by lower coal sales. The decrease in coal sales primarily reflects lower coal sales prices, which decreased by 14.8% compared to the 2025 Period primarily due to an increased sales mix of lower priced Tunnel Ridge sales volumes in the 2026 Period and reduced sales price per ton at Mettiki. Partially offsetting lower coal sales prices, coal sales volumes increased 15.6% compared to the 2025 Period primarily as a result of increased production at Tunnel Ridge due to improved recoveries, higher productivity, and fewer longwall move days during the

2026 Period. Other revenues increased by $13.8 million in the 2026 Period reflecting higher miscellaneous revenue activities. Segment Adjusted EBITDA Expense decreased 8.9% to $212.7 million in the 2026 Period from $233.4 million in the 2025 Period due primarily to lower per ton expenses, partially offset by increased sales volumes. Segment Adjusted EBITDA Expense per ton for the 2026 Period decreased by 21.1% compared to the 2025 Period as a result of increased production at our Tunnel Ridge operation.

Oil & Gas Royalties – Segment Adjusted EBITDA increased to a record $72.6 million in the 2026 Period compared to $59.8 million in the 2025 Period due to record oil & gas royalty volumes, which increased 11.3% as a result of increased drilling and completion activities on our interests and acquisitions of additional oil & gas mineral interests, and higher average sales prices, which increased 10.1% compared to the 2025 Period.

Coal Royalties – Segment Adjusted EBITDA increased to $25.2 million in the 2026 Period compared to $21.2 million in the 2025 Period due to higher royalty tons sold, primarily from Tunnel Ridge and River View, partially offset by lower average royalty rates per ton received from the Partnership’s mining subsidiaries.

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

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$81,548	$61,025	$92,295	$136,585
Noncontrolling interest	(1,986)	(1,615)	(3,639)	(3,192)
Net income attributable to ARLP	$79,562	$59,410	$88,656	$133,393
General and administrative	25,836	20,380	49,877	40,960
Depreciation, depletion and amortization	81,277	76,340	163,631	144,969
Asset impairments	—	—	37,820	—
Interest expense, net	12,247	8,682	23,673	16,249
Change in fair value of digital assets	6,345	(12,856)	17,974	(7,282)
Impairment loss on investments	—	25,000	—	25,000
Income tax expense	6,241	5,348	8,926	9,530
Consolidated Segment Adjusted EBITDA	$211,508	$182,304	$390,557	$362,819

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$341,352	$346,288	$682,650	$685,724
Outside coal purchases	—	7,179	—	14,524
Other income	(1,307)	(17)	(11,647)	(628)
Consolidated Segment Adjusted EBITDA Expense	$340,045	$353,450	$671,003	$699,620

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

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of June 30, 2026. No units were repurchased during the six months ended June 30, 2026. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2026, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2027. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 10 – Long-Term Debt.”

Alliance Minerals Term Loan

On July 1, 2026, Alliance Minerals, as borrower, entered into a term loan for an aggregate principal amount of $150.0 million (the “Alliance Minerals Term Loan”). The Alliance Minerals Term Loan matures on January 1, 2028. For additional information on the Alliance Minerals Term Loan, please see “Item 1. Financial Statements (Unaudited) – Note 10 – Long-Term Debt.”

AllDale III & IV Acquisition

On July 1, 2026, we completed the AllDale III & IV Acquisition for approximately $206.2 million, which was funded using a combination of cash on hand, borrowings under our revolving credit facility and proceeds from the Alliance Minerals Term Loan.

Cash Flows

Cash provided by operating activities was $258.5 million for the 2026 Period compared to $297.4 million for the 2025 Period. The decrease in cash provided by operating activities was primarily due to the decrease in net income adjusted for non-cash items and unfavorable working capital changes primarily related to trade and other receivables. These decreases were partially offset by favorable working capital changes primarily related to inventories and other miscellaneous changes compared to the 2025 Period.

Net cash used in investing activities was $181.2 million for the 2026 Period compared to $168.3 million for the 2025 Period. The increase in cash used in investing activities was primarily due to increased oil & gas reserve acquisitions in the 2026 Period as compared to the 2025 Period. This increase was partially offset by decrease in accounts payable and accrued liabilities and reduced capital expenditure during the 2026 Period.

Net cash used in financing activities was $37.4 million for the 2026 Period compared to $211.2 million for the 2025 Period. The decrease in cash used in financing activities was primarily attributable to increased borrowings under both the revolving credit facility and Securitization Facility and reduced distributions paid to partners in the 2026 Period as compared to the 2025 Period. These decreases were partially offset by increased payments on the revolving credit facility and Securitization Facility in the 2026 Period compared to the 2025 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2026 cash requirements, including capital expenditures, acquisitions of oil & gas mineral interests, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our June 30, 2026 cash and cash equivalents of $111.2 million, cash flows from operations, or borrowings under our revolving credit facility and Securitization Facility, if necessary. We project average estimated annual maintenance capital expenditures over the next five years of approximately $7.23 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2026 are estimated in the range of $280.0 million to $300.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited) – Note 10 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On June 30, 2026, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) an installment purchase obligation with The Joseph W. Craft III Foundation resulting from our January 2026 acquisition of ownership interests in certain coal reserves and associated surface rights that we had previously been leasing from The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft, (3) master supply and services agreements for the purchase and servicing of electronic components and other parts used in mining equipment, and (4) contribution and exchange agreements entered with related parties of Mr. Craft in connection with the AllDale III & IV Acquisition on July 1, 2026. We also have related-party transactions with (a) WKY CoalPlay LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 9 – Investments, Note 10 – Long-Term Debt and Note 17 – Related-Party Transactions” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2025, “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

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

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See “Item 1. Financial Statements (Unaudited) – Note 10 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

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

Interest Rate Risk

Borrowings under our revolving credit facility and related term loan, Securitization Facility and Alliance Minerals Term Loan are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We had $24.6 million in borrowings under Alliance Coal Term Loan at June 30, 2026. We had $78.5 million outstanding under the revolving credit facility and $56.0 million outstanding under the Securitization Facility at June 30, 2026.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of June 30, 2026.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of June 30, 2026.

On April 1, 2026, we implemented a new enterprise resource planning system on a partnership-wide basis. We will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of our internal control over financial reporting for the year ending December 31, 2026.

Other than as set forth above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2026.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2023, the board of directors authorized us to repurchase up to a total of $100.0 million of ARLP common units from that date. We have $80.6 million remaining authorized under our unit repurchase program as of June 30, 2026. The unit repurchase program is intended to enhance ARLP’s ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended June 30, 2026, we did not repurchase and retire any units pursuant to the unit repurchase program. ARLP has had a unit repurchase program in place since May 31, 2018 and since its inception, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

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

10.1

Subscription Agreement for Partnership Interest in AllDale Minerals III, LP and Membership Interest in AllDale Minerals Management III, LLC, dated July 1, 2026, by and among Alliance Minerals, LLC, AllDale Minerals III, LP, AllDale Minerals Management III, LLC and Dale Operating Company.

10.2

Subscription Agreement for Partnership Interest in AllDale Minerals IV, LP and Membership Interest in AllDale Minerals Management IV, LLC, dated July 1, 2026, by and among Alliance Minerals, LLC, AllDale Minerals IV, LP, AllDale Minerals Management IV, LLC and Dale Operating Company.

10.3

Contribution and Exchange Agreement, dated July 1, 2026, by and among AllDale Minerals Management III, LLC, AllDale Minerals III, LP, Alliance Minerals, LLC, KC-AllDale, LLC, The Joseph W. Craft III Foundation, CC OilPlay LLC and AllRoy GP, LLC.

10.4	Contribution and Exchange Agreement, dated July 1, 2026, by and among AllDale Minerals Management IV, LLC, AllDale Minerals IV, LP, Alliance Minerals, LLC, KC-AllDale IV, LLC and AllRoy GP, LLC.

10.5	Master Supply, Distribution, and Services Agreement, dated July 1, 2026, by and between Saminco Solutions LLC and Matrix Design Africa (PTY) LTD.

10.6

Credit Agreement, dated July 1, 2026, among Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P., Alliance Minerals, LLC, the lenders party thereto from time to time, and Truist Bank, as Administrative Agent.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, August 6, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated August 6, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2026 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on August 6, 2026.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer