Form 10-Q
period 2026-09-30
ALLIANCE RESOURCE PARTNERS LP
filed 2026-11-06
CIK 1086600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, 128,658,801 common units are outstanding.

PART I

FINANCIAL INFORMATION

i

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,808	$71,212
Trade receivables (net of allowance of $5,659 and $5,360, respectively)	198,824	129,686
Other receivables	12,594	1,992
Inventories, net	128,395	142,619
Advance royalties	10,410	10,496
Digital assets	56,257	51,834
Prepaid expenses and other assets	11,076	22,215
Total current assets	502,364	430,054
PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	4,818,162	4,502,648
Less accumulated depreciation, depletion and amortization	(2,294,003)	(2,364,206)
Total property, plant and equipment, net	2,524,159	2,138,442
OTHER ASSETS:
Advance royalties	74,061	72,412
Equity method investments	62,829	69,638
Equity securities	86,353	82,466
Operating lease right-of-use assets	13,238	17,065
Other long-term assets	44,581	43,711
Total other assets	281,062	285,292
TOTAL ASSETS	$3,307,585	$2,853,788

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable	$103,443	$81,809
Accrued taxes other than income taxes	27,795	20,319
Accrued payroll and related expenses	45,843	31,244
Accrued interest	12,067	2,012
Workers' compensation and pneumoconiosis benefits	15,867	15,901
Other current liabilities	41,365	29,495
Current maturities, long-term debt, net	119,151	23,646
Total current liabilities	365,531	204,426
LONG-TERM LIABILITIES:
Long-term debt, excluding current maturities, net	549,705	427,137
Pneumoconiosis benefits	103,733	100,740
Workers' compensation	36,258	37,742
Asset retirement obligations	163,356	153,247
Long-term operating lease obligations	10,747	14,591
Deferred income tax liabilities	30,900	27,732
Other liabilities	24,384	27,951
Total long-term liabilities	919,083	789,140
Total liabilities	1,284,614	993,566

COMMITMENTS AND CONTINGENCIES - (NOTE 14)

PARTNERS' CAPITAL:
ARLP Partners' Capital:
Limited Partners - Common Unitholders 128,658,801 and 128,428,024 units outstanding, respectively	1,857,948	1,843,627
Accumulated other comprehensive loss	(7,025)	(1,026)
Total ARLP Partners' Capital	1,850,923	1,842,601
Noncontrolling interest	172,048	17,621
Total Partners' Capital	2,022,971	1,860,222
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$3,307,585	$2,853,788

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
SALES AND OPERATING REVENUES:
Coal sales	$504,166	$511,593	$1,416,992	$1,465,573
Oil & gas royalties	59,761	32,055	147,395	103,612
Transportation revenues	10,264	7,701	26,417	26,459
Other revenues	28,824	20,018	79,788	63,654
Total revenues	603,015	571,367	1,670,592	1,659,298

EXPENSES:
Operating expenses (excluding depreciation, depletion and amortization)	339,160	354,604	1,021,810	1,040,328
Transportation expenses	10,264	7,701	26,417	26,459
Outside coal purchases	—	4,514	—	19,038
General and administrative	27,113	21,373	76,990	62,333
Depreciation, depletion and amortization	82,279	78,211	245,910	223,180
Settlement gain	(3,243)	—	(3,243)	—
Asset impairments	—	—	37,820	—
Total operating expenses	455,573	466,403	1,405,704	1,371,338

INCOME FROM OPERATIONS	147,442	104,964	264,888	287,960

Interest expense (net of interest capitalized for the three and nine months ended September 30, 2026 and 2025 of $427, $1,658, $1,783 and $9,506, respectively)	(15,848)	(11,033)	(40,145)	(28,719)
Interest income	596	682	1,220	2,119
Net income on equity method investments	12,771	4,487	26,546	945
Change in fair value of digital assets	16,488	3,739	(1,486)	11,021
Loss on derivative instruments, net	(7,266)	—	(7,266)	—
Acquisition gain	6,327	—	6,327	—
Impairment loss on investments - (Note 10)	—	—	—	(25,000)
Other income (expense)	(143)	(135)	11,504	493
INCOME BEFORE INCOME TAXES	160,367	102,704	261,588	248,819

INCOME TAX EXPENSE	19,042	5,886	27,968	15,416

NET INCOME	141,325	96,818	233,620	233,403

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,729)	(1,714)	(5,368)	(4,906)

NET INCOME ATTRIBUTABLE TO ARLP	$139,596	$95,104	$228,252	$228,497

EARNINGS PER LIMITED PARTNER UNIT - BASIC AND DILUTED	$1.08	$0.73	$1.76	$1.76

WEIGHTED-AVERAGE NUMBER OF UNITS OUTSTANDING – BASIC AND DILUTED	128,658,801	128,428,024	128,619,070	128,374,391

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

NET INCOME	$141,325	$96,818	$233,620	$233,403

OTHER COMPREHENSIVE INCOME (LOSS):

Defined benefit pension plan
Amortization of prior service cost (1)	—	2	—	7
Total defined benefit pension plan adjustments	—	2	—	7

Pneumoconiosis benefits
Amortization of net actuarial loss (1)	116	232	348	696
Other adjustments (2)	—	—	(6,450)	—
Total pneumoconiosis benefits adjustments	116	232	(6,102)	696

Foreign currency translation adjustment	76	51	103	127

Change in unrealized gains on debt securities (3)	—	(685)	—	10,234

OTHER COMPREHENSIVE INCOME (LOSS)	192	(400)	(5,999)	11,064

COMPREHENSIVE INCOME	141,517	96,418	227,621	244,467

Less: Comprehensive income attributable to noncontrolling interest	(1,729)	(1,714)	(5,368)	(4,906)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ARLP	$139,788	$94,704	$222,253	$239,561
(1)	Amortization of prior service cost and net actuarial loss is included in the computation of net periodic benefit cost (credit) (see Notes 12 and 13 for additional details).
(2)	For more information on other adjustments please see Note 12.
(3)	For more information on the change in unrealized gains please see Note 10.

See notes to condensed consolidated financial statements.

ALLIANCE RESOURCE PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES	$511,506	$507,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Capital expenditures	(204,693)	(218,521)
Change in accounts payable and accrued liabilities	1,343	(5,555)
Proceeds from sale of property, plant and equipment	399	2,110
Contributions to equity method investments	(9,566)	(24,265)
Purchase of debt securities	—	(2,959)
Business combinations, net of cash acquired	(240,973)	—
Oil & gas reserve asset acquisitions	(9,984)	(3,485)
Other	938	1,706
Net cash used in investing activities	(462,536)	(250,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under securitization facility	158,000	74,000
Payments under securitization facility	(138,000)	(74,000)
Payments on equipment financings	(10,375)	(9,552)
Borrowings under revolving credit facilities	261,000	—
Payments under revolving credit facilities	(181,000)	—
Borrowing under long-term debt	155,903	—
Payments on long-term debt	(29,297)	(10,547)
Payment of debt issuance costs	(1,889)	—
Payments for tax withholdings related to settlements under deferred compensation plan	(4,142)	(7,082)
Distributions paid to Partners	(233,732)	(259,406)
Other	(11,948)	(12,251)
Net cash used in financing activities	(35,480)	(298,838)
Effect of exchange rate changes on cash and cash equivalents	106	66
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,596	(42,481)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,212	136,962
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,808	$94,481

SUPPLEMENTAL NON-CASH ACTIVITY:
Accounts payable for purchase of property, plant and equipment	$14,245	$18,173
Change in property, plant and equipment for reclamation assets	13,002	—
Right-of-use assets acquired by operating lease	$—	$3,730
Market value of common units issued under deferred compensation plan before tax withholding requirements	$9,766	$17,068

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

AllDale III & IV Acquisition

On July 1, 2026, Alliance Minerals acquired certain general partner and limited partner interests in AllDale Minerals  III, LP (“AllDale III”) & AllDale Minerals IV, LP ("AllDale IV", and collectively with AllDale III, "AllDale III & IV") for $206.2 million, subject to customary post-closing adjustments (the “AllDale III & IV Acquisition”). The AllDale III & IV Acquisition expands and diversifies the ARLP Partnership's portfolio of mineral and royalty interests through the acquisition of approximately 48,500 net royalty acres across premier basins and resource plays including the Permian, Anadarko, Bakken and Haynesville. See Note 3 – Variable Interest Entities, Note 4 – Acquisitions and Note 19 – Related Party Transactions for more information.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and operations of the ARLP Partnership and present our financial position as of September 30, 2026 and December 31, 2025, the results of our operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. All intercompany transactions and accounts have been eliminated. Certain immaterial amounts in the prior period have been reclassified to conform to the current period presentation.

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

Derivative Financial Instruments

Our investments in oil & gas mineral interests expose us to changes in the market price for oil, natural gas and natural gas liquids.  To manage risks related to fluctuations in prices attributable to projected oil and natural gas production on our mineral interests, we hold derivative contracts on a portion of production at AllDale III & IV. Such instruments are variable-to-fixed price swaps.  A fixed-price swap contract between us and a counterparty specifies a fixed commodity price and a future settlement date.  We are not actively entering into new derivative instruments and do not hold derivative instruments for speculative or trading purposes.

Derivative instruments that have not settled in cash are reflected at fair value as either derivative assets or liabilities in the ARLP Partnership’s accompanying consolidated balance sheets. We do not specifically designate derivative instruments as fair value or cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices; therefore, gains and losses arising from changes in the fair value of derivatives are recognized on a net basis in the condensed consolidated statements of income within Loss on derivative instruments, net. Cash flows arising from the settlement of derivative instruments are classified as operating activities in the ARLP Partnership’s condensed consolidated statements of cash flows.

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

Our share of Cavalier Minerals’ investment in AllDale I & II is eliminated in consolidation and Bluegrass Minerals’ investment in Cavalier Minerals is accounted for as noncontrolling ownership interest on our condensed consolidated balance sheets. Additionally, earnings attributable to Bluegrass Minerals are recognized as noncontrolling interest in our condensed consolidated statements of income. See Note 16 – Noncontrolling Interests for more information.

The following table presents the carrying amounts and classification of AllDale I & II’s assets and liabilities included in our condensed consolidated balance sheets:

	September 30,	December 31,
	2026	2025

Assets (liabilities):	(in thousands)
Cash and cash equivalents	$5,196	$4,137
Trade receivables	14,903	11,194
Total property, plant and equipment, net	345,136	356,751
Accounts payable	(190)	(236)
Due to affiliates	(2)	—
Accrued taxes other than income taxes	(1,074)	(970)

AllDale III & IV

AllDale III & IV own oil & gas mineral and royalty interests in multiple producing regions, including the Permian, Anadarko, Bakken and Haynesville basins and resource plays. As discussed in Note 1 – Organization and Presentation, on July 1, 2026, Alliance Minerals acquired certain general partner and limited partner interests in AllDale III & IV for $206.2 million. At the same time, related parties of Mr. Craft also acquired an aggregate of $100.0 million of limited partner interests in AllDale III.  As a result of these acquisitions and the pre-existing ownership of interests in AllDale III by Alliance Minerals and in AllDale III & IV by related parties of Mr. Craft, all of the general partner and limited partner interests in AllDale III & IV were owned by either Alliance Minerals or related parties of Mr. Craft. Following the acquisitions, the parties entered into Contribution and Exchange Agreements by which they exchanged those interests for limited partner interests in AllDale III & IV, eliminated the pre-existing profits interests attributable to the general partner interests, and assigned the non-economic general partner interests to a subsidiary of ARLP.  As a result, we hold 100% of the non-economic general partner interest in AllDale III & IV as well as a 46.92% limited partner interest in AllDale III and a 78.57% limited partner interest in AllDale IV. Related parties of Mr. Craft hold the remaining 53.08% limited partner interest in AllDale III and 21.43% limited partner interest in AllDale IV. See Note 19 – Related-Party Transactions for more information about the Contribution and Exchange Agreements.

We had previously concluded that we were not the primary beneficiary of and did not consolidate AllDale III. AllDale III was structured as a limited partnership wherein the limited partners (1) did not have the ability to remove the general partner and (2) did not participate significantly in operational decisions. Because we only held limited partner interests we did not have the power to direct the activities that most significantly impact AllDale III’s economic performance.

As a result of the AllDale III & IV Acquisition we have concluded that AllDale III and AllDale IV are VIEs which we consolidate as the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of AllDale III and AllDale IV through our acquisition of the general partner interests in addition to having substantial equity ownership through our limited partner interests.

The limited partner interests held by the related parties of Mr. Craft are presented as noncontrolling interests in our condensed consolidated balance sheets. Net income or loss attributable to those limited partner interests is presented as net income attributable to noncontrolling interests in our condensed consolidated statements of income. See Note 16 – Noncontrolling Interests for more information.

The following table presents the carrying amounts and classification of AllDale III & IV’s assets and liabilities included in our condensed consolidated balance sheets:

September 30,
2026
Assets (liabilities):	(in thousands)
Cash and cash equivalents	$5,566
Trade receivables	8,442
Other receivables	9,590
Total property, plant and equipment, net	385,341
Accounts payable	(7,500)
Due to affiliates	(298)
Accrued taxes other than income taxes	(120)
Other current liabilities	(4,172)
Other liabilities	(1,026)

NGP ET IV

We have committed to purchase $25.0 million of limited partner interests in NGP Energy Transition IV L.P. (“NGP ET IV”), a private equity fund focused on investments that are part of the energy transition. This commitment represents a 3.6% interest in NGP ET IV. As of September 30, 2026, our remaining commitment was $12.4 million, which includes distributions we have received that may be recalled.

We have concluded that NGP ET IV is a VIE that we do not consolidate. NGP ET IV is structured as a limited partnership with limited partners (i) not having the ability to remove the general partner and (ii) not participating significantly in operational decisions. We are not the primary beneficiary of NGP ET IV because we do not have the power to direct the activities that most significantly impact NGP ET IV’s economic performance. At September 30, 2026 and December 31, 2025, the carrying value of our investment in NGP ET IV was $19.8 million and $13.4 million, respectively.

Gavin Generation

We have committed to invest up to $25.0 million of limited partner interests in Gavin Generation Holdings A, LP (“Gavin Generation”). Gavin Generation owns, indirectly, an interest in a joint venture holding company formed with a third party that indirectly owns and operates a coal-fired power plant. This commitment represents an interest of 5.4% in Gavin Generation (based on total commitments). As of September 30, 2026, our remaining commitment was $18.6 million, which includes distributions we have received that may be recalled. Our investment in Gavin Generation is subject to a customary profit interest in favor of the general partner after the return of capital to the limited partners and the investment generating a specified internal rate of return in favor of the limited partners.

We have concluded that Gavin Generation is a VIE that we do not consolidate. Gavin Generation is structured as a limited partnership with the limited partners (1) not having the ability to remove the general partner and (2) not participating significantly in operational decisions. We are not the primary beneficiary of Gavin Generation because we do not have the power to direct the activities that most significantly impact Gavin Generation’s economic performance. At September 30, 2026 and December 31, 2025, the carrying value of our investment in Gavin Generation was $43.0 million and $35.2 million, respectively.

4.ACQUISITIONS

Miscellaneous Oil & Gas Acquisitions

During the nine months ended September 30, 2026, we acquired 881 oil & gas net royalty acres in the Permian Basin through a series of transactions for an aggregate cash purchase price of $22.0 million which was funded with cash on hand. These acquisitions further enhance our ownership position in the Permian Basin. Because the mineral interests acquired in these acquisitions include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that these acquisitions should be accounted for as business combinations and the underlying assets should be recorded at fair value on their respective acquisition dates on our condensed consolidated balance sheet.

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

The amounts of revenues and earnings from the mineral interests acquired included in our condensed consolidated statements of income from their respective acquisition dates through September 30, 2026 are immaterial.

The following table represents our supplemental pro forma revenues and earnings for the three and nine months ended September 30, 2026 and 2025 as if the mineral interests acquired had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$603,015	$572,182	$1,671,244	$1,661,639
Net income	141,325	97,552	234,209	235,511
Net income attributable to ARLP	139,596	95,838	228,841	230,605

AllDale III & IV Acquisition

On July 1, 2026, we acquired certain general partner and limited partner interests in AllDale III & IV for $206.2 million, subject to customary post-closing adjustments. We funded the AllDale III & IV Acquisition using a combination of cash on hand, and borrowings under both our revolving credit facility and the Alliance Minerals Term Loan. See Note 11 – Long-Term Debt for more information on the terms of the Credit Agreement and Alliance Minerals Term Loan. In connection with the AllDale III & IV Acquisition, certain entities related to Mr. Craft acquired, pursuant to separate definitive agreements, an aggregate of $100.0 million of limited partner interests in AllDale III.

Because the underlying mineral interests held by AllDale III & IV include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the AllDale III & IV Acquisition is a business combination and the underlying assets and liabilities of AllDale III & IV have been recorded at their July 1, 2026 acquisition date fair values on our condensed consolidated balance sheet.

As of the acquisition date of July 1, 2026, the total fair value of the cash paid, our previously held equity method investment in AllDale III, and the noncontrolling interest in AllDale III & IV were as follows:

(in thousands)

Cash	$206,241
Previously held investment in AllDale III	26,419
Noncontrolling interests	178,541
$411,201

Prior to the AllDale III & IV Acquisition, we accounted for our investment in AllDale III as an equity method investment. Upon obtaining control of AllDale III, we remeasured our previously held equity investment to its acquisition date fair value of approximately $26.4 million. The fair value was determined based on the consideration exchanged for limited partner interests in the transaction and the percentage of the limited partner interests acquired. As a result of the remeasurement, we recognized a gain of $6.3 million, which is included in the Acquisition gain line item in our condensed consolidated statements of income.

The acquisition date fair value of the noncontrolling interests in AllDale III & IV was $178.5 million. The noncontrolling interests represent ownership interests held by related parties of Mr. Craft immediately following the acquisition. Fair value was estimated using observed transaction consideration, ownership interests acquired or retained, and valuation techniques that considered the economic rights associated with the retained interests, including participation in future distributions.

The fair values of the previously held equity method investment and noncontrolling interests were determined using valuation techniques that incorporated significant unobservable inputs and therefore represent Level 3 fair value measurements.

The following table summarizes the fair value allocation of assets acquired and liabilities assumed as of the acquisition date of July 1, 2026:

(in thousands)

Cash and cash equivalents	$6,921
Receivables	18,295
Derivative assets	2,164
Mineral interests in proved properties	216,966
Mineral interests in unproved properties	175,546
Payables	(8,469)
Derivative liabilities	(222)
Net assets acquired	$411,201

The fair value of the acquired mineral interests was determined using discounted cash flow models based on projected production volumes, forecast commodity prices, reserve adjustment factors and market participant discount rates. Because these valuations incorporate significant unobservable inputs, the acquired mineral interests represent Level 3 fair value measurements. The fair value of acquired derivative instruments was determined using observable market-based inputs, including forward commodity prices and contractual terms of the instruments, and represents a Level 2 fair value measurement. AllDale III & IV's carrying value of the receivables and payables represents their fair value given their short-term nature.

The amounts recognized for the AllDale III & IV Acquisition are provisional as they remain subject to customary post-closing adjustment procedures. Accordingly, we have not completed our assessment of the final acquisition date amounts associated with the acquisition. During the measurement period, we may recognize adjustments to the provisional amounts recorded for the acquisition as additional information becomes available.

We recognized $1.7 million of acquisition related costs that were expensed in the three and nine months ended September 30, 2026. These costs are included in the Operating expenses (excluding depreciation, depletion and amortization) line item in our condensed consolidated statements of income.

The amounts of revenue and earnings, exclusive of the acquisition gain, of AllDale III & IV included in our condensed consolidated statements of income since July 1, 2026 are as follows:

Three Months Ended
September 30,
2026

(in thousands)

Revenue	$17,835
Net income	417
Net income attributable to ARLP	502

The following represents the pro forma revenues and earnings for the three and nine months ended September 30, 2026 and 2025 as if the mineral interests acquired in the AllDale III & IV Acquisition had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.  The pro forma information also reflects adjustments to depletion expense based on the acquisition date fair values assigned to the acquired proved mineral interests and the elimination of equity method income previously recognized in connection with our investment in AllDale III.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$603,015	$590,021	$1,715,547	$1,708,837
Net income	141,325	104,007	258,373	251,620
Net income attributable to ARLP	139,596	98,917	243,268	238,809

Two Mile Acquisition

On September 30, 2026, we acquired 466 oil & gas net royalty acres in the Midland Basin from Two Mile Minerals, LLC (“Two Mile”) for a cash purchase price of $16.7 million which was funded with cash on hand (“Two Mile Acquisition”). This acquisition further enhanced our ownership position in the Permian Basin. Because the mineral interests acquired in the Two Mile Acquisition include royalty interests in both developed properties and undeveloped properties with different risk profiles, we have determined that the acquisition should be accounted for as a business combination and the underlying assets should be recorded at fair value as of the September 30, 2026 acquisition date fair values on our condensed consolidated balance sheet.

The following table summarizes the fair value allocation of assets acquired as of the acquisition date of September 30, 2026:

(in thousands)

Mineral interests in proved properties	$11,427
Mineral interests in unproved properties	5,244
$16,671

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

Because we acquired the mineral interests from Two Mile on September 30, 2026, there are no material revenue and earnings from the Two Mile Acquisition included in our condensed consolidated statements of income for the nine months ended September 30, 2026.

The following represents our supplemental pro forma revenues and earnings for the three and nine months ended September 30, 2026 and 2025 as if the mineral interests acquired in the Two Mile Acquisition had been included in our consolidated results since January 1, 2025. These amounts have been calculated after applying our accounting policies.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue	$604,311	$571,989	$1,674,481	$1,660,631
Net income	142,530	97,393	237,236	234,629
Net income attributable to ARLP	140,801	95,679	231,868	229,723

Auxier Welding Acquisition

On November 2, 2026, we acquired certain assets and liabilities of Auxier Welding, Inc. (“Auxier”) for $23.2 million. The assets and liabilities acquired were used by Auxier to design, fabricate, manufacture, repair, service, and supply mining, industrial, and related equipment, components, systems, and parts. This acquisition will supplement our internal rebuild and technical services for equipment used at our coal operations’ mining complexes. We funded $17.2 million using cash on hand and deferred $6.0 million to be paid out in two $3.0 million installments on or prior to December 1, 2027 and 2028.

We have determined the assets and liabilities acquired from Auxier should be accounted for as a business combination and will be recorded at their acquisition date fair values on our condensed consolidated balance sheet. Given the recent timing of the acquisition, we have not completed our determination of the fair value of the acquired assets and liabilities as we are in the process of gathering the information needed to determine the appropriate assumptions we intend to use.

5.FAIR VALUE MEASUREMENTS

The following table summarizes certain fair value measurements within the hierarchy:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
September 30, 2026
Recorded on a recurring basis:
Digital assets	$56,257	$56,257	$—	$—
Contingent consideration	$14,439	$—	$—	$14,439
Derivative liabilities	$4,725	$—	$4,725	$—
Additional disclosures:
Long-term debt	$679,686	$—	$707,333	$—

December 31, 2025
Recorded on a recurring basis:
Digital assets	$51,834	$51,834	$—	$—
Contingent consideration	$18,000	$—	$—	$18,000
Additional disclosures:
Long-term debt	$463,456	$—	$508,844	$—

The carrying amounts for cash equivalents, accounts receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of those instruments.

The fair value of our digital assets is based on an exchange quoted price. See Note 7 – Digital Assets for more information on our digital assets.

Our derivative instruments include commodity-based contracts and over-the-counter contracts and are classified as Level 2 measurements under the fair value hierarchy. The classification and amount of these instruments are measured at fair value on a recurring basis. Derivative liabilities are reported in Other current liabilities and Other liabilities in the consolidated balance sheets. See Note 8 – Derivative Financial Instruments for more information.

The fair value measurement of our contingent consideration liability is determined using an option approach methodology simulation based on significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. Our contingent consideration liability is associated with our acquisition of our Hamilton County Coal, LLC (“Hamilton”) mine in 2015 wherein we agreed to pay the seller additional consideration for the acquisition if the average quarterly sales price exceeds a defined threshold price in any future quarters subject to a maximum of $110.0 million reduced for any payments made under an overriding royalty agreement with the sellers relating to mineral interests controlled by our Hamilton mine. We have paid $17.6 million under this contingent consideration agreement and $4.9 million under the overriding royalty agreement as of September 30, 2026.

The estimated fair value of our long-term debt, including current maturities, is based on interest rates that we believe are currently available to us in active markets for issuance of debt with similar terms and remaining maturities. See Note 11 – Long-Term Debt for additional information on our long-term debt.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

September 30, 2026

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
December 31, 2025

Contingent Consideration	Option approach methodology simulation	Cost of Debt	5.46% - 8.35%
		Coal price volatility	9.2%
		Market price of risk adjustment (annual)	6.7%
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

The following table represents changes in our contingent consideration liability:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$16,749	$10,677	$18,000	$13,100
Noncash changes in fair value (1)	(1,825)	4,359	(2,014)	6,364
Payments	(485)	(1,444)	(1,547)	(5,872)
Ending balance	$14,439	$13,592	$14,439	$13,592
(1)	Noncash changes in the fair value of our contingent consideration liability are included in the Operating expenses (excluding depreciation, depletion and amortization) line item within our condensed consolidated statements of income.

6.INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Coal	$34,588	$61,528
Finished goods	9,092	10,865
Work in process	1,062	2,660
Raw materials (net of reserve for obsolescence of $1,798 and $1,133, respectively)	8,197	4,973
	52,939	80,026
Supplies (net of reserve for obsolescence of $10,040 and $6,901, respectively)	75,456	62,593
Total inventories, net	$128,395	$142,619

The above coal inventory balances reflect lower of cost or net realizable value adjustments of $10.9 million and $8.3 million as of September 30, 2026 and December 31, 2025, respectively. The adjustment as of September 30, 2026 is primarily due to lower coal inventory volumes at the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively “Mettiki”) mining complex due to reduced production during the transition from longwall mining to continuous mining unit operation. The adjustment as of December 31, 2025 is the result of higher cost per ton at the Mettiki mining complex due to lower production and challenging geological conditions in the longwall panel that reduced coal recovery.

7.DIGITAL ASSETS

The following table sets forth our digital assets cost basis and fair value as shown on the condensed consolidated balance sheet:

	September 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value

Digital assets:	(in thousands, except unit data)
Bitcoin	673.14	$35,867	$56,257	592.01	$29,937	$51,834
Total		$35,867	$56,257		$29,937	$51,834

8.	DERIVATIVE FINANCIAL INSTRUMENTS

We acquired certain derivative instruments, which were not designated as hedging instruments for accounting purposes, as part of the AllDale III & IV Acquisition. We are not actively entering into new derivative instruments. These derivative instruments were entered into to mitigate the commodity price risk associated with the mineral interests we acquired and not for speculative or trading purposes. See Note 5 – Fair Value Measurements for additional fair value information and Note 4 – Acquisitions for more information on the AllDale III & IV Acquisition.

The table below summarizes the fair values and classifications of our derivative instruments, which are not designated as hedging instruments, in our condensed consolidated balance sheets:

		September 30,
Classification	Balance Sheet Location	2026
		(in thousands)
Liabilities:
Current liability	Other current liabilities	$3,700
Long-term liability	Other liabilities	1,025
Total liabilities		$4,725

We do not offset derivative assets and liabilities with the same counterparty. Accordingly, the amounts presented above represent both the gross fair values and the carrying values reported in our condensed consolidated balance sheets.

Changes in the fair values of our derivative assets and liabilities are presented on a net basis in our condensed consolidated statements of income and condensed consolidated statements of cash flows. Any cash impacts of settled derivative instruments are recorded as operating activities in our condensed consolidated statements of cash flows. These changes consist of the following:

Three Months Ended
September 30,
2026
(in thousands)
Beginning fair value of commodity derivative instruments	$—
Fair value of derivative instruments acquired in business combination	1,942
Loss on oil derivative instruments	(7,366)
Gain on natural gas derivative instruments	100
Net cash paid on settlements of oil derivative instruments	971
Net cash received on settlements of natural gas derivative instruments	(372)
Net change in fair value of commodity derivative instruments	(6,667)
Ending fair value of commodity derivative instruments	$(4,725)

The table below summarizes the pre-tax impacts of our derivative instruments, which are not designated as hedging instruments for accounting purposes, within Loss on derivative instruments, net on our condensed consolidated statements of income:

Three Months Ended
September 30,
2026
(in thousands)
Realized	$(599)
Unrealized	(6,667)
Loss on derivative instruments, net	$(7,266)

We had the following open derivative contracts for oil as of September 30, 2026:

	Volumes	Weighted	Range (Per Bbl)
Period and Type of Contract	(000 BBL)	Avg. Price	Low	High
Oil Swap Contracts
2026
Fourth Quarter	75	$71.08	$66.02	$77.31
2027
First Quarter	77	67.50	64.65	76.12
Second Quarter	71	69.45	69.03	73.15
Third Quarter	66	69.30	69.03	71.38
Fourth Quarter	62	69.19	68.62	70.62
2028
First Quarter	58	69.47	68.89	70.09
Second Quarter	55	68.74	68.29	69.26
Third Quarter	52	68.07	67.71	68.54
Fourth Quarter	50	67.55	67.22	67.94

As of September 30, 2026, we had no open natural gas derivative contracts. We did not enter into any new oil or natural gas derivative contracts subsequent to September 30, 2026. As of September 30, 2026, we had two derivative counterparties, both of which are rated Baa1 or better by Moody’s.  None of our derivative instrument contracts contain credit-risk related contingent features and we had no cash collateral posted to our derivative counterparties as of September 30, 2026.

9.LONG-LIVED ASSET IMPAIRMENT

On January 29, 2026, we announced our decision to cease longwall production at our Mettiki mining complex, which is primarily included in our Appalachia Coal Operations reportable segment. We concluded that as a result of this decision, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios, we would not recover the carrying value of Mettiki’s assets. Accordingly, we adjusted the carrying value of Mettiki’s assets from $95.3 million to its fair value of $57.5 million resulting in an impairment charge of $37.8 million. Mettiki has since transitioned from a longwall mine to a continuous mining unit operation to better align production with customer demand.

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

	Valuation Technique(s)	Unobservable Input	Range/Amount (Average) (a)

Mettiki asset group	Income approach methodology	Discount rate	5.98% - 6.93% (6.46%)
		Low case scenario probability	70.0% - 95.0% (82.5%)
		High case scenario probability	5.0% - 30.0% (17.5%)
(a)	Averages represent the arithmetic average of the inputs and is not weighted by a relative fair value or notional amount.

10.INVESTMENTS

Equity Method Investments

The changes in our equity method investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$71,276	$29,628	$69,638	$35,532
Contributions	7,388	22,874	9,566	24,265
Net income on equity method investments	12,771	4,487	26,546	945
Distributions received	(8,514)	(2,407)	(22,829)	(6,160)
Removal of equity method investment upon acquisition (1)	(20,092)	—	(20,092)	—
Ending balance	$62,829	$54,582	$62,829	$54,582
(1)	Represents the carrying value of our previously held equity method investment in AllDale III immediately prior to obtaining a controlling financial interest on July 1, 2026 as part of the AllDale III & IV Acquisition. See Note 4 – Acquisitions for more information on the AllDale III & IV Acquisition.

Net income (loss) on equity method investments represents our share of the income or loss of the equity method investments.

Infinitum

As of September 30, 2026 we have an $86.4 million investment in Infinitum Electric, Inc. (“Infinitum”). Infinitum is a Texas-based startup developer and manufacturer of electric motors featuring printed circuit board stators. During 2022, we purchased shares of Series D Preferred Stock in Infinitum for $42.0 million. During 2023, we purchased shares of Series E Preferred Stock in Infinitum for $24.6 million at a slightly higher price per share than our Series D Preferred Stock, resulting in an increase of $1.0 million in the carrying value of our investment. On December 31, 2025, we purchased shares of Series F Preferred Stock (together with the Series D and Series E Preferred Stock, the “Infinitum Preferred Stock”) in Infinitum for $14.9 million. On October 1, 2026 we purchased additional shares of Series F Preferred Stock in Infinitum for $10.0 million at the same price as our previous purchase of Series F Preferred Stock.

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

Infinitum completed its Series F Preferred Stock funding round in the first quarter of 2026 and finalized the value per share of this issuance.  In addition to the shares of Series F Preferred Stock we purchased, we also received additional Series D and Series E Preferred Stock in accordance with anti-dilution provisions designed to maintain our initial investment value in those issuances. Some of the additional shares we received under the anti-dilution provisions had a share price that was lower than the Series F Preferred Stock. Infinitum's Series F Preferred Stock issuance represents an observable price change in an orderly transaction for an investment that is similar to our Series D and Series E Preferred Stock investments. We therefore remeasured our shares to reflect the Series F Preferred Stock share price, increasing the carrying value of our investments by $3.8 million.   We used the Series F Preferred Stock issuance price per share without adjustment to remeasure investments since the rights and obligations of the securities are substantially the same. This remeasurement represents a Level 2 fair value measurement as it is based on a quoted price for a similar security in a market that is not active.

We have made $4.8 million cumulative upward fair value adjustments to the carrying amount of our investments in Infinitum since our initial investment in 2022.

Ascend

On August 22, 2023, we purchased shares of Series D Preferred Stock (the “Ascend Series D Preferred Stock”) in Ascend Elements, Inc. (“Ascend”) for $25.0 million which was accounted for as an equity investment without a readily determinable fair value because of the lack of quoted market prices. Ascend is a U.S.-based manufacturer and recycler of sustainable, engineered battery materials. In June 2025, we elected to participate in the recapitalization of Ascend with a $3.0 million commitment to purchase convertible notes. As a result of our participation in the recapitalization, our preferred stock was converted into common stock on a 1:1 basis. During the second quarter of 2025, we determined that the common stock we held in Ascend as a result of the conversion had no value which resulted in an impairment charge of $25.0 million. As of September 30, 2025, we had funded $2.9 million of our commitment to purchase convertible notes. We determined the fair value of the debt securities by using a combination of market approaches and option-pricing models which utilized significant inputs not observable in active markets representing a Level 3 fair value measurement under the fair value hierarchy. The underlying enterprise value was estimated using income and market approaches which utilized discounted cash flows and market participant values for assets in hypothetical sales scenarios. The enterprise value was then utilized in market approach models and option-pricing models taking into account the rights and preferences of the convertible notes, expected exit scenarios as of September 30, 2025, and the volatility associated with those outcomes to arrive at a fair value.

The following table presents our debt securities holdings:

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

11.LONG-TERM DEBT

Long-term debt consists of the following:

			Unamortized Discount and
	Principal		Debt Issuance Costs
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025

	(in thousands)
Revolving credit facility	$80,000	$—	$(3,338)	$(5,007)
Alliance Coal term loan	21,094	31,640	(589)	(884)
8.625% Senior notes due 2029	400,000	400,000	(5,328)	(6,782)
Securitization facility	20,000	—	—	—
February 2024 equipment financing	21,440	31,816	—	—
Installment purchase arrangement	5,902	—	—	—
Alliance Minerals term loan	131,250	—	(1,575)	—
	679,686	463,456	(10,830)	(12,673)
Less current maturities	(124,802)	(28,041)	5,651	4,395
Total long-term debt	$554,884	$435,415	$(5,179)	$(8,278)

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

The Credit Agreement is guaranteed by ARLP and certain of its subsidiaries, including the Intermediate Partnership and most of the direct and indirect subsidiaries of Alliance Coal (the “Coal Subsidiary Guarantors”). The Credit Agreement also is secured by substantially all of the assets of the Coal Subsidiary Guarantors and Alliance Coal. Borrowings under the Credit Agreement bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, plus the applicable margin or (ii) the base rate plus the applicable margin. The base rate is the highest of (i) the Overnight Bank Funding Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Daily Simple Secured Overnight Financing Rate plus 100 basis points. The applicable margin for borrowings under the Credit Agreement are determined by reference to the Consolidated Debt to Consolidated Cash Flow Ratio. For borrowings under the Alliance Coal Term Loan, we elected the one-month term rate, with applicable margin, which was 7.51% as of September 30, 2026.  At September 30, 2026, we had $41.0 million of letters of credit outstanding with $304.0 million available for borrowing under the Revolving Credit Facility. We incur an annual commitment fee of 0.50% on the undrawn portion of the Revolving Credit Facility. We utilize the Credit Agreement, as appropriate, for working capital requirements, capital expenditures and investments, scheduled debt payments and distribution payments.

The Credit Agreement contains various restrictions affecting Alliance Coal and its subsidiaries, including, among other things, restrictions on incurrence of additional indebtedness and liens, sale of assets, investments, mergers and consolidations and transactions with affiliates. In each case, these restrictions are subject to various exceptions. In addition, restrictions apply to cash distributions by Alliance Coal to the Intermediate Partnership if such distribution would result in the debt of Alliance Coal to cash flow ratio (as determined in the Credit Agreement) being more than 1.0 to 1.0 or in Alliance Coal having liquidity of less than $200 million. The Credit Agreement requires us to maintain (a) a debt of Alliance Coal to cash flow ratio of not more than 1.5 to 1.0, (b) a consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio of not more than 2.5 to 1.0 and (c) an interest coverage ratio of not less than 3.0 to 1.0, in each case, during the four most recently ended fiscal quarters. The debt of Alliance Coal to cash flow ratio, consolidated debt of Alliance Coal and the Intermediate Partnership to cash flow ratio, and interest coverage ratio were 0.27 to 1.0, 1.02 to 1.0 and 41.47 to 1.0, respectively, for the trailing twelve months ended September 30, 2026. We were in compliance with the covenants of the Credit Agreement as of September 30, 2026 and anticipate remaining in compliance with the covenants.

8.625% Senior Notes due 2029

On June 12, 2024, the Intermediate Partnership and Alliance Resource Finance Corporation (as co-issuer), a wholly owned subsidiary of the Intermediate Partnership (“Alliance Finance”), issued an aggregate principal amount of $400.0 million of senior unsecured notes due 2029 (the “2029 Senior Notes”) in a private placement to qualified institutional buyers.  The 2029 Senior Notes have a term of five years, maturing on June 15, 2029 and accrue interest at an annual rate of 8.625%.  Interest is payable semi-annually in arrears on each June 15 and December 15. The 2029 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis by ARLP, certain of ARLP’s wholly owned oil & gas and coal royalties subsidiaries and each of ARLP’s subsidiaries that guarantee obligations under the Credit Agreement. The indenture governing the 2029 Senior Notes contains customary terms, events of default and covenants relating to, among other things, the incurrence of debt, the payment of distributions or similar restricted payments, undertaking transactions with affiliates and limitations on asset sales. The issuers may redeem all or a part of the 2029 Senior Notes at any time at the redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Accounts Receivable Securitization

Certain direct and indirect wholly owned subsidiaries of our Intermediate Partnership are party to a $75.0 million accounts receivable securitization facility (“Securitization Facility”). Under the Securitization Facility, certain subsidiaries sell certain trade receivables on an ongoing basis to our Intermediate Partnership, which then sells the trade receivables to AROP Funding, LLC (“AROP Funding”), a wholly owned bankruptcy-remote special purpose subsidiary of our Intermediate Partnership, which in turn borrows on a revolving basis up to $75.0 million secured by the trade receivables. After the sale, Alliance Coal, as servicer of the assets, collects the receivables on behalf of AROP Funding. The Securitization Facility bears interest based on a short-term bank yield index. On September 30, 2026, we had $11.7 million of letters of credit outstanding with $42.0 million available for borrowing under the Securitization Facility. The agreement governing the Securitization Facility contains customary terms and conditions, including limitations with regards to certain customer credit ratings. In January 2026, we extended the term of the Securitization Facility to January 2027.

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

The Alliance Minerals Term Loan is guaranteed by ARLP, our Intermediate Partnership, certain of Alliance Minerals’ direct and indirect subsidiaries, and AllRoy GP, LLC and its subsidiaries (the "Minerals Subsidiary Guarantors"). The Alliance Minerals Term Loan also is secured by the equity interests in and personal property of Alliance Minerals and the Minerals Subsidiary Guarantors, and by the equity interests of Alliance Minerals and the Minerals Subsidiary Guarantors in the ARLP Partnership’s other oil & gas mineral entities. Borrowings under the Alliance Minerals Term Loan bear interest, at our option, at either (i) an adjusted one-month, three-month or six-month term rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York plus the applicable margin or (ii) the base rate plus the applicable margin.  The base rate is the highest of (i) the Administrative Agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, (iii) term secured overnight financing rate for an interest period of one month, plus 1.0% and (iv) zero percent.  The applicable margin for borrowings under the Alliance Minerals Term Loan is determined by reference to the principal amount outstanding. For borrowings under the Alliance Minerals Term Loan, we elected the one-month term rate, with applicable margin, which was 5.93% as of September 30, 2026.

The Alliance Minerals Term Loan contains various restrictive covenants applicable to Alliance Minerals and its subsidiaries, including limitations on indebtedness, liens, asset sales, investments, mergers and consolidations, and affiliate transactions, in each case subject to customary exceptions. In addition, the restrictions provide an aggregate limit of $575.0 million Notes Indebtedness as such term is defined in the Alliance Minerals Term Loan at our Intermediate Partnership.  The Alliance Minerals Term Loan requires us to maintain (a) total consolidated secured debt of Alliance Minerals to consolidated EBITDA of Alliance Minerals ratio of not more than 2.0 to 1.0, and (b) a total consolidated debt of Alliance Minerals to consolidated Alliance Minerals cash flow ratio of not more than 2.5 to 1.0, during the four most recently ended fiscal quarters. The total consolidated secured debt of Alliance Minerals to consolidated EBITDA of Alliance Minerals ratio and the total consolidated debt of Alliance Minerals to consolidated Alliance Minerals cash flow ratio were 0.76 to 1.0 and 0.94 to 1.0, respectively, for the trailing twelve months ended September 30, 2026. We were in compliance with the covenants of the Alliance Minerals Term Loan as of September 30, 2026 and anticipate remaining in compliance with the covenants.

12.WORKERS’ COMPENSATION AND PNEUMOCONIOSIS

The changes in the workers’ compensation liability, including current and long-term liability balances, for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$48,577	$49,234	$49,378	$47,870
Changes in accruals	3,226	3,418	9,828	10,213
Payments	(4,481)	(3,608)	(12,347)	(10,672)
Interest accretion	538	569	1,615	1,706
Valuation loss (gain) (1)	—	—	(614)	496
Ending balance	$47,860	$49,613	$47,860	$49,613
(1)	Our estimate of the liability for the present value of current workers′ compensation benefits is based on our actuarial calculations. Our actuarial calculations are based on a blend of actuarial projection methods and numerous assumptions including claims development patterns, mortality, medical costs and interest rates. The valuation gain in 2026 is due to an increase in the discount rate from 4.78% on December 31, 2025 to 5.10% on June 30, 2026. The valuation loss in 2025 is due to a decrease in the discount rate from 5.17% on December 31, 2024 to 4.92% on June 30, 2025.

We limit our exposure to traumatic injury claims by purchasing a high deductible insurance policy that starts paying benefits after deductibles for a claim have been met.  The deductible level may vary by claim year. Our workers’ compensation liability above is presented on a gross basis and does not include our expected receivables from our insurance policy.  Our receivables for traumatic injury claims under this policy as of September 30, 2026 are $4.1 million and are included in Other long-term assets on our condensed consolidated balance sheet.

Certain of our mine operating entities are liable under state statutes and the Federal Coal Mine Health and Safety Act of 1969, as amended, to pay pneumoconiosis, or black lung, benefits to eligible employees and former employees and their dependents.  Components of the net periodic benefit cost for each of the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Service cost	$722	$864	$2,165	$2,612
Interest cost (1)	1,398	1,677	4,195	5,029
Amortization of net actuarial loss (1)	116	232	348	696
Other adjustments (1) (2)	—	—	(6,450)	—
Net periodic benefit cost	$2,236	$2,773	$258	$8,337
(1)	Interest cost, amortization of net actuarial loss and other adjustments are included in the Other income (expense) line item within our condensed consolidated statements of income.
(2)	This line item includes an immaterial adjustment related to the correction of actuarial assumptions for terminated employees in the prior period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Interest cost	$1,269	$1,311	$3,806	$3,931
Expected return on plan assets	(1,486)	(1,713)	(4,458)	(5,131)
Amortization of prior service cost	—	2	—	7
Net periodic benefit credit (1)	$(217)	$(400)	$(652)	$(1,193)
(1)	Net periodic benefit credit for the Pension Plan is included in the Other income (expense) line item within our condensed consolidated statements of income.

We do not expect to make material contributions to the Pension Plan during 2026.

14.CONTINGENCIES

We are party to various lawsuits, claims and regulatory proceedings incidental to our business. We record an accrual for a loss contingency when we determine that a loss is probable and the amount can be reasonably estimated. We evaluate these matters at least quarterly, considering the status of each proceeding, the advice of legal counsel and our historical experience resolving claims of a similar nature.

For matters where a loss is reasonably possible, we estimate the range of reasonably possible loss in excess of amounts accrued. This may include matters in early stages where discovery has not begun. For all of those matters we base the estimate on known facts and circumstances, our historical experience resolving claims of a similar nature and the amounts at issue. Based on this evaluation, we estimate that the reasonably possible loss in excess of amounts accrued for these matters, individually and in the aggregate, is not material to our consolidated financial statements.

Our estimates are based on currently available information and involve significant judgment. As matters progress, the outcome may differ from our estimates, and we will adjust accruals and disclosures as appropriate.

15.PARTNERS’ CAPITAL

Distributions

Distributions paid or declared during 2025 and 2026 were as follows:

Payment Date	Per Unit Cash Distribution	Total Cash Distribution
		(in thousands)

February 14, 2025	$0.70	$90,891
May 15, 2025	0.70	90,739
August 14, 2025	0.60	77,776
November 14, 2025	0.60	77,772
Total	$2.60	$337,178

February 13, 2026	$0.60	$78,009
May 15, 2026	0.60	77,847
August 14, 2026	0.60	77,876
November 13, 2026 (1)	0.60
Total	$2.40	$233,732

(1)	On October 26, 2026, we declared this quarterly distribution payable on November 13, 2026 to all unitholders of record as of November 6, 2026.

Change in Partners’ Capital

The following tables present the quarterly change in Partners' Capital for the three and nine months ended September 30, 2026 and 2025:

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2026	128,428,024	$1,843,627	$(1,026)	$17,621	$1,860,222
Comprehensive income:
Net income	—	9,094	—	1,653	10,747
Other comprehensive loss	—	—	(6,360)	—	(6,360)
Total comprehensive income					4,387
Settlement of deferred compensation plans	230,777	(4,142)	—	—	(4,142)
Common unit-based compensation	—	1,667	—	—	1,667
Distributions on deferred common unit-based compensation	—	(953)	—	—	(953)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,830)	(1,830)
Distributions to Partners	—	(77,056)	—	—	(77,056)
Balance at March 31, 2026	128,658,801	1,772,237	(7,386)	17,444	1,782,295
Comprehensive income:
Net income	—	79,562	—	1,986	81,548
Other comprehensive income	—	—	169	—	169
Total comprehensive income					81,717
Common unit-based compensation	—	2,275	—	—	2,275
Distributions on deferred common unit-based compensation	—	(652)	—	—	(652)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,044)	(2,044)
Distributions to Partners	—	(77,195)	—	—	(77,195)
Balance at June 30, 2026	128,658,801	1,776,227	(7,217)	17,386	1,786,396
Comprehensive income:
Net income	—	139,596	—	1,729	141,325
Other comprehensive income	—	—	192	—	192
Total comprehensive income					141,517
Common unit-based compensation	—	2,370	—	—	2,370
Distributions on deferred common unit-based compensation	—	(680)	—	—	(680)
Distributions from consolidated company to noncontrolling interest	—	—	—	(7,977)	(7,977)
Distributions to Partners	—	(77,196)	—	—	(77,196)
Noncontrolling interests acquired in AllDale III & IV Acquisition	—	—	—	178,541	178,541
Effect of Contribution and Exchange Agreements	—	17,631		(17,631)	—
Balance at September 30, 2026	128,658,801	$1,857,948	$(7,025)	$172,048	$2,022,971

			Accumulated
	Number of	Limited	Other
	Limited Partner	Partners'	Comprehensive	Noncontrolling	Total Partners'
	Units	Capital	Income (Loss)	Interest	Capital

	(in thousands, except unit data)
Balance at January 1, 2025	128,061,981	$1,867,850	$(35,103)	$20,786	$1,853,533
Comprehensive income:
Net income	—	73,983	—	1,577	75,560
Other comprehensive income	—	—	270	—	270
Total comprehensive income					75,830
Settlement of deferred compensation plans	366,043	(7,082)	—	—	(7,082)
Common unit-based compensation	—	1,964	—	—	1,964
Distributions on deferred common unit-based compensation	—	(1,247)	—	—	(1,247)
Distributions from consolidated company to noncontrolling interest	—	—	—	(1,894)	(1,894)
Distributions to Partners	—	(89,644)	—	—	(89,644)
Balance at March 31, 2025	128,428,024	1,845,824	(34,833)	20,469	1,831,460
Comprehensive income:
Net income	—	59,410	—	1,615	61,025
Other comprehensive income	—	—	11,194	—	11,194
Total comprehensive income					72,219
Common unit-based compensation	—	2,281	—	—	2,281
Distributions on deferred common unit-based compensation	—	(841)	—	—	(841)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,731)	(2,731)
Distributions to Partners	—	(89,898)	—	—	(89,898)
Balance at June 30, 2025	128,428,024	1,816,776	(23,639)	19,353	1,812,490
Comprehensive income:
Net income	—	95,104	—	1,714	96,818
Other comprehensive income	—	—	(400)	—	(400)
Total comprehensive income					96,418
Common unit-based compensation	—	2,297	—	—	2,297
Distributions on deferred common unit-based compensation	—	(718)	—	—	(718)
Distributions from consolidated company to noncontrolling interest	—	—	—	(2,372)	(2,372)
Distributions to Partners	—	(77,058)	—	—	(77,058)
Balance at September 30, 2025	128,428,024	$1,836,401	$(24,039)	$18,695	$1,831,057

16.	NONCONTROLLING INTERESTS

Our noncontrolling ownership interest in consolidated subsidiaries is presented in the condensed consolidated balance sheet within partners capital as a separate component from the limited partners' equity. In addition, consolidated net income includes earnings attributable to both the limited partners' and the noncontrolling interests.

The noncontrolling interests balance is comprised of affiliate and non-affiliate ownership interests in the net assets of the ARLP Partnership that we consolidate. As discussed in Note 3 – Variable Interest Entities, the earnings of AllDale III & IV attributable to related parties of Mr. Craft represent an affiliate ownership and the earnings of AllDale I & II attributable to Bluegrass Minerals represent a non-affiliate ownership.

The following table summarizes the components of noncontrolling interests recorded in Partners' Capital for the periods indicated:

	September 30,	December 31,
	2026	2025

	(in thousands)
Noncontrolling interests reflected in Partners' Capital:
Affiliate	$155,551	$—
Non-Affiliates	16,497	17,621
Total noncontrolling interests	$172,048	$17,621

The following table summarizes net income (loss) attributable to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss) attributable to noncontrolling interest:
Affiliate	$(85)	$—	$(85)	$—
Non-Affiliates	1,814	1,714	5,453	4,906
	$1,729	$1,714	$5,368	$4,906

The following table summarizes cash distributions paid by ARLP to each component of the noncontrolling interests for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Distributions paid to noncontrolling interests:
Affiliate	$5,273	$—	$5,273	$—
Non-Affiliates	2,704	2,372	6,578	6,997
	$7,977	$2,372	$11,851	$6,997

17.COMMON UNIT-BASED COMPENSATION PLAN

Long-Term Incentive Plan

A summary of non-vested Long-Term Incentive Plan (“LTIP”) grants of restricted units is as follows:

	Number of units	Weighted average grant date fair value per unit	Intrinsic value
			(in thousands)

Non-vested grants at January 1, 2026	1,192,243	$22.58	$27,696
Granted (1)	437,791	25.80
Vested (2)	(400,722)	21.54
Forfeited	(93,602)	23.38
Non-vested grants at September 30, 2026	1,135,710	24.13	27,586
(1)	The restricted units granted during 2026 have certain minimum-value guarantees per unit, regardless of whether the awards vest.
(2)	During the nine months ended September 30, 2026, we issued 230,777 unrestricted common units to the LTIP participants. The remaining vested units were withheld to satisfy tax withholdings.

LTIP expense for grants of restricted units was $2.4 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $6.3 million and $6.5 million for the nine months ended September 30, 2026 and 2025, respectively. The total obligation associated with LTIP grants of restricted units as of September 30, 2026 was $14.6 million and is included in the partners’ capital Limited partners-common unitholders line item on our condensed consolidated balance sheets.  As of September 30, 2026, there was $12.8 million in total unrecognized compensation expense related to the non-vested LTIP restricted unit grants that are expected to vest.  That expense is expected to be recognized over a weighted-average period of 1.3 years.

18.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table illustrates the disaggregation of our revenues by type, including a reconciliation to our segment presentation as presented in Note 22 – Segment Information.

	Coal Operations		Royalties		Other,
	Illinois				Corporate and
	Basin	Appalachia	Oil & Gas	Coal	Elimination	Consolidated

	(in thousands)
Three Months Ended September 30, 2026

Coal sales	$359,818	$144,348	$—	$—	$—	$504,166
Oil & gas royalties	—	—	59,761	—	—	59,761
Coal royalties	—	—	—	27,285	(27,285)	—
Transportation revenues	8,737	1,527	—	—	—	10,264
Other revenues	3,389	7,935	492	—	17,008	28,824
Total revenues	$371,944	$153,810	$60,253	$27,285	$(10,277)	$603,015

Three Months Ended September 30, 2025

Coal sales	$337,377	$174,216	$—	$—	$—	$511,593
Oil & gas royalties	—	—	32,055	—	—	32,055
Coal royalties	—	—	—	24,662	(24,662)	—
Transportation revenues	4,725	2,976	—	—	—	7,701
Other revenues	1,790	675	703	—	16,850	20,018
Total revenues	$343,892	$177,867	$32,758	$24,662	$(7,812)	$571,367

Nine Months Ended September 30, 2026

Coal sales	$999,845	$417,147	$—	$—	$—	$1,416,992
Oil & gas royalties	—	—	147,395	—	—	147,395
Coal royalties	—	—	—	69,108	(69,108)	—
Transportation revenues	20,997	5,420	—	—	—	26,417
Other revenues	7,952	23,243	1,169	291	47,133	79,788
Total revenues	$1,028,794	$445,810	$148,564	$69,399	$(21,975)	$1,670,592

Nine Months Ended September 30, 2025

Coal sales	$1,014,452	$451,121	$—	$—	$—	$1,465,573
Oil & gas royalties	—	—	103,612	—	—	103,612
Coal royalties	—	—	—	58,069	(58,069)	—
Transportation revenues	16,417	10,042	—	—	—	26,459
Other revenues	6,265	2,183	1,560	—	53,646	63,654
Total revenues	$1,037,134	$463,346	$105,172	$58,069	$(4,423)	$1,659,298

The following table illustrates the beginning and ending balances of our trade receivables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$200,779	$177,659	$129,686	$166,829
Ending balance	$198,824	$169,883	$198,824	$169,883

The following table illustrates the amount of our transaction price for all coal supply contracts allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026 and disaggregated by segment and contract duration.

				2029 and
	2026	2027	2028	Thereafter	Total

	(in thousands)

Illinois Basin Coal Operations coal revenues	$396,980	$1,075,341	$575,216	$408,457	$2,455,994
Appalachia Coal Operations coal revenues	152,691	442,463	336,656	37,800	969,610
Total coal revenues	$549,671	$1,517,804	$911,872	$446,257	$3,425,604

19.RELATED-PARTY TRANSACTIONS

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

On January 29, 2026, Alliance Resource Properties purchased all of the ownership interests in the coal reserves and surface rights located in Ohio County, West Virginia and Washington County, Pennsylvania that were subject to the leases from the Craft Foundations for $15.5 million in the aggregate. The entire purchase price of $7.75 million payable to The Kathleen S. Craft Foundation was paid in full at the closing, while The Joseph W. Craft III Foundation was paid approximately $1.8 million at closing with the balance of the purchase price to be paid over the next six years. See Note 11 – Long-Term Debt for more information on the installment purchase arrangement.

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

Following the closing, we hold 100% of the non-economic general partner interests in AllDale III & IV, a 46.92% limited partner interest in AllDale III, and a 78.57% limited partner interest in AllDale IV while the Craft Related Parties hold a 53.08% limited partner interest in AllDale III and a 21.43% limited partner interest in AllDale IV.

20.INCOME TAXES

Components of income tax expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Current:
Federal	$8,143	$4,005	$20,436	$13,068
State	578	90	1,427	695
Foreign	131	—	48	—
	8,852	4,095	21,911	13,763
Deferred:
Federal	8,940	1,391	5,388	1,207
State	1,250	400	669	446
	10,190	1,791	6,057	1,653
Income tax expense	$19,042	$5,886	$27,968	$15,416

The effective income tax rates for our income tax expense for the three and nine months ended September 30, 2026 and 2025 are less than the federal statutory rate, primarily due to the portion of income not subject to income taxes.

Our 2023 through 2025 tax years remain open to examination by tax authorities.

21.EARNINGS PER LIMITED PARTNER UNIT

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

The following is a reconciliation of net income attributable to ARLP used for calculating basic and diluted earnings per unit and the weighted-average units used in computing EPU:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per unit data)
Net income attributable to ARLP	$139,596	$95,104	$228,252	$228,497

Less:
Distributions to participating securities	(681)	(715)	(2,020)	(2,260)
Undistributed earnings attributable to participating securities	(539)	(160)	—	—

Net income attributable to ARLP available to limited partners	$138,376	$94,229	$226,232	$226,237

Weighted-average limited partner units outstanding – basic and diluted	128,659	128,428	128,619	128,374

Earnings per limited partner unit - basic and diluted (1)	$1.08	$0.73	$1.76	$1.76
(1)	Diluted EPU gives effect to all potentially dilutive common units outstanding during the period using the treasury stock method. Diluted EPU excludes all potentially dilutive units calculated under the treasury stock method if their effect is anti-dilutive. For the three and nine months ended September 30, 2026, participating securities of 586 and 592, respectively, were considered anti-dilutive under the treasury stock method. For the three and nine months ended September 30, 2025, participating securities of 665 and 703, respectively, were considered anti-dilutive under the treasury stock method.

22.SEGMENT INFORMATION

We operate in the United States as a diversified natural resource company that generates operating and royalty income from the production and marketing of coal to major domestic utilities, industrial users and international customers as well as royalty income from oil & gas mineral interests located in key producing regions across the United States. We aggregate multiple operating segments into four reportable segments, Illinois Basin Coal Operations, Appalachia Coal Operations, Oil & Gas Royalties and Coal Royalties. We also have an “all other” category referred to as Other, Corporate and Elimination. Our two coal operations reportable segments correspond to major coal producing regions in the eastern United States with similar economic characteristics including coal quality, geology, coal marketing opportunities, mining and transportation methods and regulatory issues. The two coal operations reportable segments include seven mining complexes operating in Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal loading terminal on the Ohio River in Indiana. Our Oil & Gas Royalties reportable segment includes our oil & gas mineral interests which are located primarily across premier basins and resource plays, including the Permian, Anadarko, Bakken and Haynesville. The operations within our Oil & Gas Royalties reportable segment primarily include receiving royalties and lease bonuses for our oil & gas mineral interests. Our Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties, which are either (a) leased to our mining complexes or (b) near our coal mining operations and external mining operations but not yet leased.

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

The Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals through its consolidated subsidiaries, including the interests acquired in the AllDale III & IV Acquisition on July 1, 2026. See Note 3 – Variable Interest Entities and Note 4 – Acquisitions for more information.

The Coal Royalties reportable segment includes coal mineral reserves and resources owned or leased by Alliance Resource Properties that are (a) leased to certain of our mining complexes in the Illinois Basin and Appalachia Basin or (b) located near our operations and external mining operations.

Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Design Group, LLC, its subsidiaries, and Alliance Design Group, LLC (collectively referred to as "Matrix Group"), Bitiki KY, LLC, which holds our crypto-mining activities (see Note 7 – Digital Assets), our equity investments (see Note 3 – Variable Interest Entities and Note 10 – Investments), Wildcat Insurance, LLC which assists the ARLP Partnership with its insurance requirements, and AROP Funding and Alliance Finance (both discussed in Note 11 – Long-Term Debt). The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines.

Reportable segment results are presented below.

	Coal Operations		Royalties
	Illinois
	Basin	Appalachia	Oil & Gas	Coal	Total

	(in thousands)
Three Months Ended September 30, 2026

Revenues - Outside	$371,944	$153,810	$60,253	$—	$586,007
Revenues - Intercompany	—	—	—	27,285	27,285
Total revenues (1)	371,944	153,810	60,253	27,285	613,292
Less:
Segment Adjusted EBITDA Expense (2)	223,458	107,062	8,035	9,127	347,682
Transportation expenses	8,737	1,527	—	—	10,264
Segment Adjusted EBITDA attributable to Noncontrolling interest	—	—	7,975	—	7,975
Other segment items (3)	—	(3,243)	599	—	(2,644)
Segment Adjusted EBITDA attributable to ARLP(4)	139,749	48,464	43,644	18,158	250,015

Capital expenditures (6)	39,581	17,060	—	—	56,641

Three Months Ended September 30, 2025

Revenues - Outside	$343,892	$177,867	$32,758	$—	$554,517
Revenues - Intercompany	—	—	—	24,662	24,662
Total revenues (1)	343,892	177,867	32,758	24,662	579,179
Less:
Segment Adjusted EBITDA Expense (2)	233,806	120,802	4,052	7,572	366,232
Transportation expenses	4,725	2,976	—	—	7,701
Segment Adjusted EBITDA attributable to Noncontrolling interest	—	—	2,390	—	2,390
Other segment items (3)	—	—	(728)	—	(728)
Segment Adjusted EBITDA attributable to ARLP(4)	105,361	54,089	27,044	17,090	203,584

Capital expenditures (6)	50,167	13,631	—	165	63,963

Nine Months Ended September 30, 2026

Revenues - Outside	$1,028,794	$445,810	$148,564	$291	$1,623,459
Revenues - Intercompany	—	—	—	69,108	69,108
Total revenues (1)	1,028,794	445,810	148,564	69,399	1,692,567
Less:
Segment Adjusted EBITDA Expense (2)	664,637	319,791	21,223	26,005	1,031,656
Transportation expenses	20,997	5,420	—	—	26,417
Segment Adjusted EBITDA attributable to Noncontrolling interest	—	—	12,918	—	12,918
Other segment items (3)	—	(3,243)	(536)	—	(3,779)
Segment Adjusted EBITDA attributable to ARLP(4)	343,160	123,842	114,959	43,394	625,355

Total assets (5)	1,071,782	401,559	1,257,900	303,267	3,034,508
Capital expenditures (6)	133,941	48,187	—	15,500	197,628

Nine Months Ended September 30, 2025

Revenues - Outside	$1,037,134	$463,346	$105,172	$—	$1,605,652
Revenues - Intercompany	—	—	—	58,069	58,069
Total revenues (1)	1,037,134	463,346	105,172	58,069	1,663,721
Less:
Segment Adjusted EBITDA Expense (2)	674,954	354,199	14,331	19,767	1,063,251
Transportation expenses	16,417	10,042	—	—	26,459
Segment Adjusted EBITDA attributable to Noncontrolling interest	—	—	7,144	—	7,144
Other segment items (3)	—	—	(1,552)	—	(1,552)
Segment Adjusted EBITDA attributable to ARLP(4)	345,763	99,105	85,249	38,302	568,419

Total assets (5)	1,046,853	477,756	861,938	303,521	2,690,068
Capital expenditures (6)	152,824	59,685	—	312	212,821

(1)	The following is a reconciliation of our total segment revenues to total consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Total segment revenues	$613,292	$579,179	$1,692,567	$1,663,721
Other, Corporate and Elimination revenues - Outside	17,008	16,850	47,133	53,646
Other, Corporate and Elimination revenues - Intercompany	(27,285)	(24,662)	(69,108)	(58,069)
Total consolidated revenues	$603,015	$571,367	$1,670,592	$1,659,298

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

Oil & Gas Royalties – equity method investment income from AllDale III prior to the AllDale III & IV Acquisition and the loss on derivative instruments. (See Note 4 – Acquisitions.)

(4)	Beginning in the quarter ended September 30, 2026, we updated the definition of Segment Adjusted EBITDA to be inclusive of noncontrolling interest and Segment Adjusted EBITDA attributable to ARLP to be our primary measure of profit or loss, which is consistent with our previous definition of Segment Adjusted EBITDA. Prior periods have been updated to reflect the new definition. Segment Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA attributable to ARLP is defined as Segment Adjusted EBITDA excluding amounts attributable to noncontrolling interests. Segment Adjusted EBITDA attributable to ARLP is used as a financial measure by Mr. Craft, who is also our chief operating decision maker (“CODM”), other management and by external users of our financial statements such as investors, commercial banks, research analysts and others. Our CODM uses Segment Adjusted EBITDA attributable to ARLP in assessing segment performance and deciding how to allocate resources. Segment Adjusted EBITDA attributable to ARLP provides useful information to our CODM and investors regarding our performance and results of operations because Segment Adjusted EBITDA attributable to ARLP (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions, (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations and (iv) allows our CODM and management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments.

The following is a reconciliation of total Segment Adjusted EBITDA attributable to ARLP for our segments to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Segment Adjusted EBITDA attributable to ARLP – total segments	$250,015	$203,584	$625,355	$568,419
Segment Adjusted EBITDA attributable to noncontrolling interest	7,975	2,390	12,918	7,144
Other, Corporate and Elimination profit (loss)	10,873	2,926	24,786	(652)
General and administrative	(27,113)	(21,373)	(76,990)	(62,333)
Depreciation, depletion and amortization	(82,279)	(78,211)	(245,910)	(223,180)
Asset impairments	—	—	(37,820)	—
Interest expense, net	(15,252)	(10,351)	(38,925)	(26,600)
Change in fair value of digital assets	16,488	3,739	(1,486)	11,021
Impairment loss on investments	—	—	—	(25,000)
Unrealized gain (loss) on derivatives	(6,667)	—	(6,667)	—
Acquisition gain	6,327	—	6,327	—
Income before income taxes	$160,367	$102,704	$261,588	$248,819

Other, Corporate and Elimination profit (loss) represents profit (loss) from operating segments below the quantitative thresholds when determining our reportable segments as well as the elimination of intersegment profit (loss) between our reportable segments. The operating segments included are those described as part of our Other, Corporate and Eliminations category.

(5)	The following is a reconciliation of our total segment assets to total consolidated assets:

	September 30,
	2026	2025

	(in thousands)
Total segment assets	$3,034,508	$2,690,068
Other, Corporate and Elimination total assets	273,077	218,273
Total consolidated assets	$3,307,585	$2,908,341

(6)	Capital expenditures excludes $219.6 million and $251.0 million paid for oil & gas reserve acquisitions and miscellaneous immaterial business combinations for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $3.5 million paid towards oil & gas reserve acquisitions for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Total segment capital expenditures	$56,641	$63,963	$197,628	$212,821
Other, Corporate and Elimination capital expenditures	2,348	765	7,065	5,700
Total consolidated capital expenditures	$58,989	$64,728	$204,693	$218,521

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

We are the second largest coal producer in the eastern United States and as of September 30, 2026, we operated seven underground mining complexes across Illinois, Indiana, Kentucky, Maryland, Pennsylvania, and West Virginia and a coal-loading terminal on the Ohio River in Indiana. We manage and report our coal operations under two regions, Illinois Basin and Appalachia. We market our coal production to major domestic and international utilities and industrial customers.

We also own mineral and royalty interests across premier basins and resource plays in the United States including the Permian, Anadarko, Bakken, and after the AllDale III & IV Acquisition on July 1, 2026, Haynesville. We market our oil & gas mineral interests for lease to operators in those regions and generate royalty income from their development of those mineral interests. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities, Note 4 – Acquisitions and Note 19. – Related Party Transactions” for more information on the AllDale III & IV Acquisition.

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

●	Illinois Basin Coal Operations reportable segment includes (a) the Gibson County Coal, LLC mining complex, (b) the Warrior Coal, LLC mining complex, (c) the River View Coal, LLC (“River View”) mining complex, which includes the River View and Henderson County mines and (d) the Hamilton County Coal, LLC (“Hamilton”) mining complex. The segment also includes activity associated with support services and our non-operating mining complexes.

●	Appalachia Coal Operations reportable segment includes (a) the Mettiki Coal, LLC and Mettiki Coal (WV), LLC (collectively, “Mettiki”) mining complex, (b) the Tunnel Ridge, LLC (“Tunnel Ridge”) mining complex and (c) the MC Mining, LLC mining complex.

●	Oil & Gas Royalties reportable segment includes oil & gas mineral interests held by Alliance Minerals through its consolidated subsidiaries, including mineral interests acquired in the AllDale III & IV Acquisition on July 1, 2026. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities and Note 4 – Acquisitions” for more information on the AllDale III & IV Acquisition.

●	Coal Royalties reportable segment includes substantially all of our coal mineral resources and the majority of our coal mineral reserves owned or leased by Alliance Resource Properties.

●	Other, Corporate and Elimination includes marketing and administrative activities, certain of our subsidiaries, primarily consisting of Matrix Group, Bitiki, which holds our crypto-mining activities, our non oil & gas equity and debt investments, Wildcat Insurance, LLC, which assists the ARLP Partnership with its insurance requirements, AROP Funding, LLC (“AROP Funding”) and Alliance Resource Finance Corporation (“Alliance Finance”), and other miscellaneous activities. The eliminations included in Other, Corporate and Elimination primarily represent the intercompany coal royalty transactions described above between our Coal Royalties reportable segment and our coal operations’ mines. Please read “Item 1. Financial Statements (Unaudited) – Note 3 – Variable Interest Entities, Note 10 – Investments, and Note 11 – Long-Term Debt” for more information on our investments in Infinitum, Gavin Generation, and NGP ET IV as well as AROP Funding and Alliance Finance.

Recent Developments

During the nine months ended September 30, 2026, excluding the AllDale III & IV and Two Mile acquisitions discussed below, we acquired 1,467 oil & gas net royalty acres through a series of transactions in the Permian Basin for an aggregate cash purchase price of $31.9 million which was funded with cash on hand.  The interests include royalty interests in both developed properties and undeveloped properties.  Please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions” for additional information.

Prior to January 29, 2026, certain of the coal mined and to be mined by Tunnel Ridge had been leased from the Craft Foundations. On January 29, 2026, we purchased all of the ownership interests in these coal reserves together with surface rights from the Craft Foundations for an aggregate $15.5 million.  Please see “Item 1. Financial Statements (Unaudited) – Note 19 – Related-Party Transactions” for additional information.

In January 2026, we announced our decision to cease longwall production at our Mettiki mining complex due to a series of planned and unplanned outages at a key customer’s plant. The mine has transitioned from a longwall mine to a continuous mining unit operation to better align production with customer demand. Please see “Item 1. Financial Statements (Unaudited) – Note 9 – Long-Lived Asset Impairment” for additional information.

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

On September 30, 2026, we completed the Two Mile Acquisition for approximately $16.7 million, which was funded with cash on hand. For more information, please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions.”

On November 2, 2026, we acquired certain assets and liabilities of Auxier Welding, Inc. (“Auxier”) for $23.2 million. The assets and liabilities acquired were used by Auxier to design, fabricate, manufacture, repair, service, and supply mining, industrial, and related equipment, components, systems, and parts. This acquisition will supplement our internal rebuild and technical services for equipment used at our coal operations’ mining complexes. We funded $17.2 million using cash on hand and deferred $6.0 million to be paid out in two $3.0 million installments on or prior to December 1, 2027 and 2028.

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

How We Evaluate Our Performance

Our management uses a variety of financial and operational measurements to analyze our performance. Primary measurements include the following: (1) coal volumes; (2) coal sales; (3) oil & gas volumes; (4) oil & gas royalties; (5) intercompany coal royalties; (6) Segment Adjusted EBITDA Expense; and (7) Segment Adjusted EBITDA attributable to ARLP. Please see below and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Beginning in the quarter ended September 30, 2026, we updated the definition of Segment Adjusted EBITDA to be inclusive of noncontrolling interest and Segment Adjusted EBITDA attributable to ARLP to be the measure we use to analyze our performance. Segment Adjusted EBITDA attributable to ARLP is Segment Adjusted EBITDA excluding amounts attributable to noncontrolling interest. The new definition of Segment Adjusted EBITDA attributable to ARLP is consistent with our previous definition of Segment Adjusted EBITDA that excluded noncontrolling interest; however, we now have the ability to focus either on the performance of our operations both including or excluding noncontrolling interest. Segment Adjusted EBITDA attributable to ARLP is our primary measure of profit or loss. Because Illinois Basin Coal Operations, Appalachia Coal Operations, Coal Royalties, and Other, Corporate and Eliminations do not have noncontrolling interests, the amounts for Segment Adjusted EBITDA are the same as Segment Adjusted EBITDA attributable to ARLP.

Analysis of Historical Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated Information

	Three Months Ended
	September 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	9,348	8,703	645	7.4%
Tons produced	9,446	8,416	1,030	12.2%
Volume - BOE (1)	1,450	899	551	61.3%
Coal sales	$504,166	$511,593	$(7,427)	(1.5)%
Oil & gas royalties	$59,761	$32,055	$27,706	86.4%
Total revenues	$603,015	$571,367	$31,648	5.5%
Segment Adjusted EBITDA Expense (2)	$339,303	$359,253	$(19,950)	(5.6)%
Net income attributable to ARLP	$139,596	$95,104	$44,492	46.8%
Segment Adjusted EBITDA (2)	$268,863	$208,900	$59,963	28.7%
Segment Adjusted EBITDA attributable to ARLP (2)	$260,888	$206,510	$54,378	26.3%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA, Segment Adjusted EBITDA attributable to ARLP, and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the three months ended September 30, 2026 (“2026 Quarter”) increased 5.5% to $603.0 million compared to $571.4 million for the three months ended September 30, 2025 (“2025 Quarter”) as a result of record oil & gas royalty revenues, increased coal sales volumes and higher other revenues, partially offset by lower coal sales price per ton.

●	Coal sales decreased to $504.2 million for the 2026 Quarter compared to $511.6 million for the 2025 Quarter. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $45.3 million, partially offset by higher tons sold, which increased coal sales by $37.9 million. Coal sales price per ton decreased by 8.3% as a result of an increased sales mix of lower priced Hamilton volumes and lower sales price per ton at Tunnel Ridge and Mettiki. Higher coal sales volumes were primarily driven by the resumption of longwall production at Hamilton following its extended longwall move and strong sales at Tunnel Ridge.

●	Oil & gas royalties increased 86.4% to a record $59.8 million for the 2026 Quarter compared to $32.1 million for the 2025 Quarter. The increase was due to significantly higher volumes, which were up 61.3%, primarily as a result of the AllDale III & IV Acquisition and 15.5% higher average sales prices driven by increased realized crude oil prices.

●	Other revenues increased to $28.8 million for the 2026 Quarter compared to $20.0 million for the 2025 Quarter. The increase was due to higher miscellaneous sales and revenue activities in our Appalachian segment.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 5.6% to $339.3 million for the 2026 Quarter compared to $359.3 million for the 2025 Quarter primarily due to decreased expenses at our coal operations. Segment Adjusted EBITDA Expense for our coal operations decreased 6.6% to $333.1 million due to lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 13.1% to $35.64 per ton sold in the 2026 Quarter compared to $40.99 per ton in the 2025 Quarter, primarily due to increased production at several mines and the benefits of investment in infrastructure over the past several years that has translated into lower-cost production as well as the following per ton cost decreases:

●	Labor and benefit expenses per ton produced decreased 14.5% to $12.64 per ton in the 2026 Quarter from $14.79 per ton in the 2025 Quarter. The decrease of $2.15 per ton was primarily due to higher production and lower labor costs at several mines and decreased medical expenses.

●	Material and supplies expenses per ton produced decreased 17.5% to $11.19 per ton in the 2026 Quarter from $13.57 per ton in the 2025 Quarter. The decrease of $2.38 per ton produced primarily reflects the following decreases:
o	$1.14 per ton in cost of sales adjustment for support services,
o	$0.46 per ton for environmental and reclamation expenses,
o	$0.43 per ton for surface expenses,
o	$0.30 per ton for electrical expenses,
o	$0.29 per ton for ventilation related expenses,
o	$0.25 per ton for various preparation plant expenses, and
o	$0.24 per ton for utility expenses,

partially offsetting these decreases was an increase of $0.43 per ton for miscellaneous materials and supplies.

●	Maintenance expenses per ton produced decreased 8.9% to $4.31 per ton in the 2026 Quarter from $4.73 per ton in the 2025 Quarter. The decrease of $0.42 per ton produced was primarily a result of higher production at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.92 per produced ton sold in the 2026 Quarter compared to the 2025 Quarter primarily resulting from lower coal sales prices and a favorable mix of tons sold that were mined in states without severance taxes.

●	We had no sales of outside coal purchases in the 2026 Quarter compared to $4.5 million in the 2025 Quarter. Thus, costs per ton in the 2026 Quarter decreased as the cost of our produced coal is generally lower on a per ton basis than outside coal purchases.

●	Segment Adjusted EBITDA Expense was also lower as a result of a $1.8 million non-cash deferred purchase price reduction recorded in the 2026 Quarter related to the 2015 acquisition of our Hamilton mine compared to an increase of $4.4 million in the 2025 Quarter.

General and administrative

General and administrative expenses for the 2026 Quarter increased to $27.1 million compared to $21.4 million in the 2025 Quarter.  The increase of $5.7 million was primarily due to higher incentive compensation expenses and increased outside services.

Equity method investment income

Equity method investment income was $12.8 million in the 2026 Quarter compared to $4.5 million in the 2025 Quarter. The change was primarily due to increased investment income at Gavin Generation and an increase in the fair value of the net assets at both Gavin Generation and NGP ET IV.

Change in fair value of digital assets

The fair value adjustment on our digital assets increased by $12.7 million for the 2026 Quarter compared to the 2025 Quarter reflecting movement in the price of bitcoin.

Loss on derivative instruments, net

Loss on derivative instruments, net was $7.3 million in the 2026 Quarter primarily due to changes in oil & gas prices decreasing the fair value of our derivative positions that we acquired in the AllDale III & IV Acquisition.

Acquisition gain

We recorded a non-cash acquisition gain of $6.3 million in the 2026 Quarter as a result of the remeasurement to fair value of our previously held equity investment in AllDale III in connection with the AllDale III & IV Acquisition.

Income tax expense

Income tax expense increased by $13.2 million in the 2026 Quarter compared to the 2025 Quarter. The increase was primarily due to higher taxable income and deferred taxes primarily resulting from the acquisition of AllDale III and AllDale IV.

Net income attributable to ARLP

Net income attributable to ARLP for the 2026 Quarter increased 46.8% to $139.6 million, or $1.08 per basic and diluted limited partner unit, compared to $95.1 million, or $0.73 per basic and diluted limited partner unit for the 2025 Quarter, primarily as a result of higher total revenues and equity method investment income, lower operating expenses, increase in the fair value of our digital assets and the acquisition gain. Partially offsetting these increases were higher income tax expenses and a loss on derivative instruments.

Segment Adjusted EBITDA attributable ARLP

Our 2026 Quarter Segment Adjusted EBITDA attributable to ARLP increased 26.3% to $260.9 million from the 2025 Quarter Segment Adjusted EBITDA attributable to ARLP of $206.5 million.

Segment Information

	Three Months Ended
	September 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	7,033	6,611	422	6.4%
Coal sales	$359,818	$337,377	$22,441	6.7%
Other revenues	$3,389	$1,790	$1,599	89.3%
Segment Adjusted EBITDA Expense	$223,458	$233,806	$(10,348)	(4.4)%
Segment Adjusted EBITDA	$139,749	$105,361	$34,388	32.6%

Appalachia Coal Operations
Tons sold	2,315	2,092	223	10.7%
Coal sales	$144,348	$174,216	$(29,868)	(17.1)%
Other revenues	$7,935	$675	$7,260	n/m
Segment Adjusted EBITDA Expense	$107,062	$120,802	$(13,740)	(11.4)%
Segment Adjusted EBITDA	$48,464	$54,089	$(5,625)	(10.4)%

Oil & Gas Royalties
Volume - BOE (1)	1,450	899	551	61.3%
Oil & gas royalties	$59,761	$32,055	$27,706	86.4%
Other revenues	$492	$703	$(211)	(30.0)%
Segment Adjusted EBITDA Expense	$8,035	$4,052	$3,983	98.3%
Segment Adjusted EBITDA attributable to ARLP	$43,644	$27,044	$16,600	61.4%

Coal Royalties
Volume - Tons sold (2)	8,350	7,055	1,295	18.4%
Intercompany coal royalties	$27,285	$24,662	$2,623	10.6%
Segment Adjusted EBITDA Expense	$9,127	$7,572	$1,555	20.5%
Segment Adjusted EBITDA	$18,158	$17,090	$1,068	6.2%

n/m - Percentage change not meaningful.

(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA increased 32.6% to $139.7 million in the 2026 Quarter from $105.4 million in the 2025 Quarter. The increase of $34.3 million was primarily attributable to higher average coal sales volumes and lower operating expenses. Tons sold increased by 6.4% compared to the 2025 Quarter due primarily to increased sales volumes from our Hamilton mine following an extended longwall move earlier in 2026. Segment Adjusted EBITDA Expense decreased to $223.5 million in the 2026 Quarter from $233.8 million in the 2025 Quarter, primarily as a result of reduced operating expenses per ton.  Segment Adjusted EBITDA Expense per ton decreased by 10.2% compared to the 2025 Quarter due to higher production at Hamilton and improved per ton costs at our River View operation.

Appalachia Coal Operations – Segment Adjusted EBITDA decreased 10.4% to $48.5 million for the 2026 Quarter from $54.1 million in the 2025 Quarter. The decrease of $5.6 million was primarily attributable to lower coal sales, partially offset by reduced operating expenses and higher other revenues. The decrease in coal sales primarily reflects lower coal sales prices, which decreased by 25.1% compared to the 2025 Quarter primarily due to an increased sales mix of lower priced Tunnel Ridge volumes and lower sales price per ton at Tunnel Ridge and Mettiki. Partially offsetting lower coal sales prices, coal sales volumes increased 10.7% compared to the 2025 Quarter primarily as a result of increased production at Tunnel Ridge due to a longwall move in the 2025 Quarter. Other revenues increased by $7.3 million in the 2026 Quarter reflecting higher miscellaneous revenue activities. Segment Adjusted EBITDA Expense decreased 11.4% to $107.1 million in the 2026 Quarter from $120.8 million in the 2025 Quarter due primarily to lower per ton expenses, partially offset by increased sales volumes. Segment Adjusted EBITDA Expense per ton for the 2026 Quarter decreased by 19.9% compared to the 2025 Quarter as a result of increased production at our Tunnel Ridge operation as well as a higher sales mix of lower-cost Tunnel Ridge volumes.

Oil & Gas Royalties – Segment Adjusted EBITDA attributable to ARLP increased to a record $43.6 million in the 2026 Quarter compared to $27.0 million in the 2025 Quarter primarily due to increased sales volumes and higher average sales prices, partially offset by higher expenses. Oil & gas royalty volumes increased significantly in the 2026 Quarter primarily due to additional volumes from the AllDale III & IV Acquisition. Average sales price per BOE increased 15.5% compared to the 2025 Quarter on higher realized crude oil prices, partially offset by a higher natural gas volume mix following the AllDale III & IV Acquisition.

Coal Royalties – Segment Adjusted EBITDA increased to $18.2 million in the 2026 Quarter compared to $17.1 million in the 2025 Quarter due to higher royalty tons sold, primarily from Tunnel Ridge and Hamilton, partially offset by higher expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consolidated Information

	Nine Months Ended
	September 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Consolidated Total
Tons sold	25,766	24,856	910	3.7%
Tons produced	25,655	24,978	677	2.7%
Volume - BOE (1)	3,408	2,659	749	28.2%
Coal sales	$1,416,992	$1,465,573	$(48,581)	(3.3)%
Oil & gas royalties	$147,395	$103,612	$43,783	42.3%
Total revenues	$1,670,592	$1,659,298	$11,294	0.7%
Segment Adjusted EBITDA Expense (2)	$1,010,306	$1,058,873	$(48,567)	(4.6)%
Net income attributable to ARLP	$228,252	$228,497	$(245)	(0.1)%
Segment Adjusted EBITDA (2)	$663,059	$574,911	$88,148	15.3%
Segment Adjusted EBITDA attributable to ARLP (2)	$650,141	$567,767	$82,374	14.5%
(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	For definitions of Segment Adjusted EBITDA, Segment Adjusted EBITDA attributable to ARLP, and Segment Adjusted EBITDA Expense and related reconciliations to their respective comparable GAAP financial measures, please see below under “— Reconciliation of Non-GAAP Financial Measures.”

Total Revenues

Total revenues for the nine months ended September 30, 2026 (“2026 Period”) increased 0.7% to $1.67 billion compared to $1.66 billion for the nine months ended September 30, 2025 (“2025 Period”) primarily due to record oil & gas royalty revenues and higher other revenues, partially offset by lower coal sales.

●	Coal sales decreased to $1.42 billion for the 2026 Period compared to $1.47 billion for the 2025 Period. The decrease was attributable to lower average coal sales prices, which reduced coal sales by $102.2 million, partially offset by higher tons sold, which increased coal sales by $53.7 million. Coal sales price per ton decreased by 6.7% as a result of lower domestic price realizations at several mines resulting from the continued roll-off of higher-priced legacy contracts. Higher coal sales volumes were primarily driven by increased volumes at our River View and Tunnel Ridge operations due to improved recoveries and higher productivity and fewer longwall move days at Tunnel Ridge, partially offset by decreased sales volumes from our Hamilton mine as a result of an extended longwall move during the 2026 Period.

●	Oil & gas royalties increased 42.3% to $147.4 million for the 2026 Period compared to $103.6 million for the 2025 Period. The increase was due to record oil & gas royalty volumes, which increased 28.2%, as a result of the AllDale III & IV Acquisition, increased drilling and completion activities on our interests, other acquisitions of oil & gas mineral interests, and higher average sales prices, which increased 11.0%.

●	Other revenues increased to $79.8 million for the 2026 Period compared to $63.7 million for the 2025 Period. The increase was due to higher miscellaneous sales and revenue activities in our Appalachian segment.

Segment Adjusted EBITDA Expense

Segment Adjusted EBITDA Expense decreased 4.6% to $1.01 billion for the 2026 Period compared to $1.06 billion for the 2025 Period primarily due to decreased expenses at our coal operations. Segment Adjusted EBITDA Expense for our coal operations decreased 4.4% to $989.7 million due to lower per ton costs, partially offset by higher coal sales volumes.  Segment Adjusted EBITDA Expense per ton sold for our coal operations decreased 7.7% to $38.41 per ton sold in the 2026 Period compared to $41.63 per ton in the 2025 Period, primarily due to increased production at several mines as well as the following per ton cost decreases:

●	Labor and benefit expenses per ton produced decreased 6.8% to $14.03 per ton in the 2026 Period from $15.06 per ton in the 2025 Period. The decrease of $1.03 per ton was primarily due to lower labor costs at several mines as well as decreased workers’ compensation accruals and medical expenses.

●	Material and supplies expenses per ton produced decreased 7.2% to $12.44 per ton in the 2026 Period from $13.41 per ton in the 2025 Period. The decrease of $0.97 per ton produced primarily reflects the following decreases:
o	$0.47 per ton in cost of sales adjustment for support services,
o	$0.25 per ton for environmental and reclamation expenses,
o	$0.20 per ton for electrical expenses, and
o	$0.20 per ton for various preparation plant expenses,

partially offset by an increase of $0.47 per ton for roof support.

●	Maintenance expenses per ton produced decreased 6.3% to $4.44 per ton in the 2026 Period from $4.74 per ton in the 2025 Period. The decrease of $0.30 per ton produced was primarily a result of lower maintenance costs at several mines.

●	Production taxes and royalty expenses per ton incurred as a percentage of coal sales prices and volumes decreased $0.49 per produced ton sold in the 2026 Period compared to the 2025 Period primarily resulting from lower coal sales prices and a favorable mix of tons sold that were mined in states without severance taxes.

●	We had no sales of outside coal purchases in the 2026 Period compared to $19.0 million in the 2025 Period. Thus, costs per ton in the 2026 Period decreased as the cost of our produced coal is generally lower on a per ton basis than outside coal purchases.

General and administrative

General and administrative expenses for the 2026 Period increased to $77.0 million compared to $62.3 million in the 2025 Period.  The increase of $14.7 million was primarily due to higher incentive compensation expenses and increased outside services.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expense increased to $245.9 million for the 2026 Period compared to $223.2 million for the 2025 Period primarily as a result of new mine infrastructure and equipment placed in service during the second half of 2025 at our Hamilton and River View operations as well as increased sales volumes in the 2026 Period.

Asset impairments

During the 2026 Period, we recorded $37.8 million of non-cash asset impairment charges due to our decision to cease longwall production at our Mettiki mining complex, along with uncertainty regarding future longwall production resumption and our evaluation of potential operation scenarios.  Please read "Item 1. Financial Statements (Unaudited) – Note 9 – Long-Lived Asset Impairment."

Equity method investment income

Equity method investment income was $26.5 million in the 2026 Period compared to $0.9 million in the 2025 Period. The change was primarily due to increased investment income at Gavin Generation and an increase in the fair value of the net assets at both Gavin Generation and NGP ET IV.

Change in fair value of digital assets

The fair value adjustment on our digital assets decreased by $12.5 million for the 2026 Period compared to the 2025 Period reflecting movement in the price of bitcoin.

Impairment loss on investments

During the 2025 Period, we recorded a $25.0 million impairment on our equity investment in Ascend.  Please read “Item 1. Financial Statements (Unaudited) – Note 10 – Investments” for more information.

Net income attributable to ARLP

Net income attributable to ARLP for the 2026 Period remained consistent with the 2025 Period. In the 2026 Period, net income attributable to ARLP benefited from higher revenues, lower operating expenses, reduced outside coal purchases, increased equity method investment income and the impact of an impairment loss taken in the 2025 Period. Offsetting these increases were higher depreciation, the change in the fair value of our digital assets, increased income tax expense and a $37.8 million non-cash asset impairment charge during the 2026 Period at our Mettiki mine.

Segment Adjusted EBITDA attributable to ARLP

Our 2026 Period Segment Adjusted EBITDA attributable to ARLP increased 14.5% to $650.1 million from the 2025 Period Segment Adjusted EBITDA attributable to ARLP of $567.8 million.

Segment Information

	Nine Months Ended
	September 30,
	2026	2025	Increase (Decrease)

	(in thousands)
Illinois Basin Coal Operations
Tons sold	19,468	19,318	150	0.8%
Coal sales	$999,845	$1,014,452	$(14,607)	(1.4)%
Other revenues	$7,952	$6,265	$1,687	26.9%
Segment Adjusted EBITDA Expense	$664,637	$674,954	$(10,317)	(1.5)%
Segment Adjusted EBITDA	$343,160	$345,763	$(2,603)	(0.8)%

Appalachia Coal Operations
Tons sold	6,298	5,538	760	13.7%
Coal sales	$417,147	$451,121	$(33,974)	(7.5)%
Other revenues	$23,243	$2,183	$21,060	n/m
Segment Adjusted EBITDA Expense	$319,791	$354,199	$(34,408)	(9.7)%
Segment Adjusted EBITDA	$123,842	$99,105	$24,737	25.0%

Oil & Gas Royalties
Volume - BOE (1)	3,408	2,659	749	28.2%
Oil & gas royalties	$147,395	$103,612	$43,783	42.3%
Other revenues	$1,169	$1,560	$(391)	(25.1)%
Segment Adjusted EBITDA Expense	$21,223	$14,331	$6,892	48.1%
Segment Adjusted EBITDA attributable to ARLP	$114,959	$85,249	$29,710	34.9%

Coal Royalties
Volume - Tons sold (2)	22,499	17,619	4,880	27.7%
Intercompany coal royalties	$69,108	$58,069	$11,039	19.0%
Other revenues	$291	$—	$291	n/m
Segment Adjusted EBITDA Expense	$26,005	$19,767	$6,238	31.6%
Segment Adjusted EBITDA	$43,394	$38,302	$5,092	13.3%

n/m - Percentage change not meaningful.

(1)	BOE for natural gas is calculated on a 6:1 basis (6,000 cubic feet of natural gas to one barrel).
(2)	Represents tons sold by our Coal Operations segments associated with coal reserves leased from our Coal Royalties segment.

Illinois Basin Coal Operations – Segment Adjusted EBITDA decreased to $343.2 million in the 2026 Period from $345.8 million in the 2025 Period. The decrease of $2.6 million was primarily attributable to lower coal sales partially offset by reduced operating expenses. The decrease in coal sales reflects lower coal sales prices, which decreased by 2.2% compared to the 2025 Period as a result of the expiration of higher priced legacy contracts. Segment Adjusted EBITDA Expense decreased to $664.6 million in the 2026 Period from $675.0 million in the 2025 Period, primarily as a result of reduced operating expenses per ton. Segment Adjusted EBITDA Expense per ton decreased by 2.3% compared to the 2025 Period due primarily to increased sales volumes from our River View operations during the 2026 Period.

Appalachia Coal Operations – Segment Adjusted EBITDA increased 25.0% to $123.8 million for the 2026 Period from $99.1 million in the 2025 Period. The increase of $24.7 million was primarily attributable to reduced operating expenses and higher other revenues, partially offset by lower coal sales. The decrease in coal sales primarily reflects lower coal sales prices, which decreased by 18.7% compared to the 2025 Period primarily due to an increased sales mix of lower priced Tunnel Ridge sales volumes in the 2026 Period and reduced sales price per ton at Tunnel Ridge and Mettiki. Partially offsetting lower coal sales prices, coal sales volumes increased 13.7% compared to the 2025 Period primarily as a result of increased production at Tunnel Ridge due to improved recoveries, higher productivity, and fewer longwall move days during the 2026 Period. Other revenues increased by $21.1 million in the 2026 Period reflecting higher miscellaneous revenue activities. Segment Adjusted EBITDA Expense decreased 9.7% to $319.8 million in the 2026 Period from $354.2 million in the 2025 Period due primarily to lower per ton expenses, partially offset by increased sales volumes. Segment Adjusted EBITDA Expense per ton for the 2026 Period decreased by 20.6% compared to the 2025 Period as a result of increased production at our Tunnel Ridge operation as well as a higher sales mix of lower-cost Tunnel Ridge volumes.

Oil & Gas Royalties – Segment Adjusted EBITDA attributable to ARLP increased to a record $115.0 million in the 2026 Period compared to $85.2 million in the 2025 Period primarily due to increased sales volumes and higher average sales prices, partially offset by higher expenses. Oil & gas royalty volumes increased significantly in the 2026 Period primarily due to additional volumes from the AllDale III & IV Acquisition, increased drilling and completion activities on our interests, and other acquisitions of oil & gas mineral interests. Average sales price per BOE increased 11.0% compared to the 2025 Period.

Coal Royalties – Segment Adjusted EBITDA increased to $43.4 million in the 2026 Period compared to $38.3 million in the 2025 Period due to higher royalty tons sold, primarily from Tunnel Ridge and River View, partially offset by lower average royalty rates per ton received from the Partnership’s mining subsidiaries.

Reconciliation of Non-GAAP Financial Measures

Segment Adjusted EBITDA and Segment Adjusted EBITDA attributable to ARLP

We define Segment Adjusted EBITDA (a non-GAAP financial measure) as net income before net interest expense, income taxes, depreciation, depletion and amortization and general and administrative expenses adjusted for certain items that we characterize as unrepresentative of our ongoing operations. Segment Adjusted EBITDA attributable to ARLP (a non-GAAP financial measure) is defined as Segment Adjusted EBITDA excluding amounts attributable to noncontrolling interests. Segment Adjusted EBITDA attributable to ARLP is a key component of consolidated Adjusted EBITDA attributable to ARLP, which is used as a supplemental financial measure by management and by external users of our financial statements such as investors, commercial banks, research analysts and others. We believe that the presentation of consolidated Adjusted EBITDA attributable to ARLP provides useful information to investors regarding our performance and results of operations because Adjusted EBITDA attributable to ARLP, when used in conjunction with related GAAP financial measures, (i) provides additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provides investors with the financial analytical framework upon which we base financial, operational, compensation and planning decisions and (iii) presents a measurement that investors, rating agencies and debt holders have indicated is useful in assessing us and our results of operations.

Segment Adjusted EBITDA attributable to ARLP is also used as a supplemental measure by our management for reasons similar to those stated in the previous explanation of Adjusted EBITDA attributable to ARLP. In addition, the exclusion of corporate general and administrative expenses from Segment Adjusted EBITDA attributable to ARLP allows management to focus solely on the evaluation of segment operating profitability as it relates to our revenues and operating expenses, which are primarily controlled by our segments, and also allows management to evaluate the portion of operating performance attributable to our unitholders and available for reinvestment or distribution.

The following is a reconciliation of net income, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA and Segment Adjusted EBITDA attributable to ARLP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$141,325	$96,818	$233,620	$233,403
General and administrative	27,113	21,373	76,990	62,333
Depreciation, depletion and amortization	82,279	78,211	245,910	223,180
Asset impairments (1)	—	—	37,820	—
Interest expense, net	15,252	10,351	38,925	26,600
Change in fair value of digital assets	(16,488)	(3,739)	1,486	(11,021)
Unrealized loss on derivatives	6,667	—	6,667	—
Acquisition gain (2)	(6,327)	—	(6,327)	—
Impairment loss on investments (3)	—	—	—	25,000
Income tax expense	19,042	5,886	27,968	15,416
Consolidated Segment Adjusted EBITDA	$268,863	$208,900	$663,059	$574,911
Segment Adjusted EBITDA attributable to noncontrolling interest	(7,975)	(2,390)	(12,918)	(7,144)
Segment Adjusted EBITDA attributable to ARLP	$260,888	$206,510	$650,141	$567,767
(1)	Non-cash asset impairment charges due to decision in January 2026 to cease longwall production at our Mettiki mining complex.
(2)	Gain recognized as a result of the remeasurement of our previously held equity method investment in AllDale III in connection with the AllDale III & IV Acquisition.
(3)	Impairment loss on investments related to an investment in convertible notes of a battery materials company.

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

The following is a reconciliation of operating expenses, the most comparable GAAP financial measure, to consolidated Segment Adjusted EBITDA Expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)
Operating expenses (excluding depreciation, depletion and amortization)	$339,160	$354,604	$1,021,810	$1,040,328
Outside coal purchases	—	4,514	—	19,038
Other expense (income)	143	135	(11,504)	(493)
Consolidated Segment Adjusted EBITDA Expense	$339,303	$359,253	$1,010,306	$1,058,873

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

Commodity Derivatives

In the AllDale III & IV Acquisition we acquired various derivative instruments entered into to mitigate the impact of commodity price volatility on cash generated from a portion of production on our oil & gas mineral interests. We have not designated our derivative instruments as fair value or cash flow hedges, even though they reduce our exposure to changes in oil and natural gas prices; therefore, the gains and losses arising from changes in fair value affect the amount of income we ultimately realize. We are not actively entering into new derivative instruments.

Our open derivative contracts consist of fixed-price swap contracts. Under fixed-price swap contracts, a counterparty is required to make a payment to us if the settlement price is less than the swap strike price. Conversely, we are required to make a payment to the counterparty if the settlement price is greater than the swap strike price. Our open oil derivative contracts as of September 30, 2026 are detailed in “Item 1. Financial Statements (Unaudited) – Note 8 – Derivative Financial Instruments.”

Unit Repurchase Program

We have $80.6 million remaining authorized under our unit repurchase program as of September 30, 2026. No units were repurchased during the nine months ended September 30, 2026. The program has no time limit and we may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate us to repurchase any dollar amount or number of units. The timing of any future unit repurchases and the ultimate number of units to be purchased will depend on several factors, including business and market conditions, our future financial performance, and other capital priorities. Please read “Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q for more information on the unit repurchase program.

Accounts Receivable Securitization

In January 2026, we extended the term of the accounts receivable securitization facility (the “Securitization Facility”) to January 2027. The borrowing availability under the facility is a maximum of $75.0 million. For additional information on the Securitization Facility, please see “Item 1. Financial Statements (Unaudited) – Note 11 – Long-Term Debt.”

Alliance Minerals Term Loan

On July 1, 2026, Alliance Minerals, as borrower, entered into a term loan for an aggregate principal amount of $150.0 million (the “Alliance Minerals Term Loan”). The Alliance Minerals Term Loan matures on January 1, 2028. For additional information on the Alliance Minerals Term Loan, please see “Item 1. Financial Statements (Unaudited) – Note 11 – Long-Term Debt.”

AllDale III & IV Acquisition

On July 1, 2026, we completed the AllDale III & IV Acquisition for approximately $206.2 million, which was funded using a combination of cash on hand, borrowings under our revolving credit facility and proceeds from the Alliance Minerals Term Loan. For more information, please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions.”

Two Mile Acquisition

On September 30, 2026, we completed the Two Mile Acquisition for approximately $16.7 million, which was funded with cash on hand. For more information, please see “Item 1. Financial Statements (Unaudited) – Note 4 – Acquisitions.”

Cash Flows

Cash provided by operating activities was $511.5 million for the 2026 Period compared to $507.3 million for the 2025 Period. The increase in cash provided by operating activities was primarily due to the increase in net income adjusted for non-cash items and favorable working capital changes primarily related to accrued payroll and related benefits, prepaid expenses and other miscellaneous changes compared to the 2025 Period. These increases were partially offset by unfavorable working capital changes primarily related to trade and other receivables and inventories compared to the 2025 Period.

Net cash used in investing activities was $462.5 million for the 2026 Period compared to $251.0 million for the 2025 Period. The increase in cash used in investing activities was primarily due to increased business combination acquisitions including the AllDale III & IV Acquisition in the 2026 Period as compared to the 2025 Period. This increase was partially offset by decreases in contributions to equity method investments and reduced capital expenditures during the 2026 Period.

Net cash used in financing activities was $35.5 million for the 2026 Period compared to $298.8 million for the 2025 Period. The decrease in cash used in financing activities was primarily attributable to increased borrowings under both the revolving credit facility and Securitization Facility, proceeds received under the Alliance Minerals Term Loan, and reduced distributions paid to partners in the 2026 Period as compared to the 2025 Period. These decreases were partially offset by increased payments on the revolving credit facility and Securitization Facility in the 2026 Period compared to the 2025 Period.

Cash Requirements

Management anticipates having sufficient cash flow to meet 2026 cash requirements, including capital expenditures, acquisitions of oil & gas mineral interests, scheduled payments on long-term debt, lease obligations, asset retirement obligation costs and workers’ compensation and pneumoconiosis costs, with our September 30, 2026 cash and cash equivalents of $84.8 million, cash flows from operations, or borrowings under our revolving credit facility and Securitization Facility, if necessary. We project average estimated annual maintenance capital expenditures over the next five years of approximately $7.23 per ton produced. Our anticipated total capital expenditures, including maintenance capital expenditures, for 2026 are estimated in the range of $270.0 million to $290.0 million. We will continue to have significant cash requirements over the long term, which may require us to incur debt or seek additional equity capital. The availability and cost of additional capital will depend upon prevailing market conditions, the market price of our common units and several other factors over which we have limited control, as well as our financial condition and results of operations.

Debt Obligations

See “Item 1. Financial Statements (Unaudited) – Note 11 – Long-Term Debt” of this Quarterly Report on Form 10-Q for a discussion of our long-term debt obligations.

We also have an agreement with a bank to provide additional letters of credit in the amount of $5.0 million to maintain surety bonds to secure certain asset retirement obligations and our obligations for workers’ compensation benefits.  On September 30, 2026, we had $5.0 million in letters of credit outstanding under this agreement.

Related-Party Transactions

We have related-party transactions and activities with Mr. Craft, MGP and their respective affiliates as well as other related parties. These related-party transactions and activities relate principally to (1) an installment purchase obligation with The Joseph W. Craft III Foundation resulting from our January 2026 acquisition of ownership interests in certain coal reserves and associated surface rights that we had previously been leasing from The Joseph W. Craft III Foundation and The Kathleen S. Craft Foundation, (2) the use of aircraft, (3) master supply and services agreements for the purchase and servicing of electronic components and other parts used in mining equipment, and (4) distributions associated with contribution and exchange agreements entered into with related parties of Mr. Craft in connection with the AllDale III & IV Acquisition on July 1, 2026. We also have related-party transactions with (a) WKY CoalPlay LLC, a company owned by entities related to Mr. Craft, regarding three mineral leases, and (b) entities in which we hold equity investments. For more information, please read “Item 1. Financial Statements (Unaudited) – Note 10 – Investments, Note 11 – Long-Term Debt, Note 16 – Noncontrolling Interests and Note 19 – Related-Party Transactions” of this Quarterly Report on Form 10-Q.  Please read our Annual Report on Form 10-K for the year ended December 31, 2025, “Item 8. Financial Statements and Supplementary Data—Note 21 – Related-Party Transactions” for additional information concerning related-party transactions.

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

Our oil & gas mineral interest royalties are exposed to the impact of fluctuations in the market price of oil, natural gas and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations.  Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our oil and gas mineral interest royalties. The fair value of our derivative instruments was a net liability of $4.7 million at September 30, 2026. We have some risk associated with these market fluctuations through the various derivatives instruments we hold. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices and the liquidity and volatility of the markets in which the contracts are transacted. See “Item 1. Financial Statements (Unaudited) – Note 8 – Derivative Financial Instruments” of this Quarterly Report on Form 10-Q for more information on our derivative instruments.

An assumed increase or decrease in crude oil forward prices used in the valuation of our crude oil fixed price swap derivatives of $5.00 per Bbl would increase or decrease our derivative liabilities by approximately $2.7 million as of September 30, 2026. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production not economically hedged by the derivative instruments.

Credit Risk

Most of our coal is sold to U.S. electric utilities or into the international markets through brokered transactions.  Therefore, our credit risk is primarily with domestic electric power generators and reputable global brokerage firms. Our policy is to independently evaluate each customer’s creditworthiness prior to entering into transactions and to constantly monitor outstanding accounts receivable. When deemed appropriate by our credit management department, we will take steps to reduce our credit exposure to customers that do not meet our credit standards or whose credit has deteriorated. These steps may include obtaining letters of credit or cash collateral, requiring prepayments for shipments or establishing customer trust accounts held for our benefit in the event of a failure to pay. Such credit risks from customers may impact the borrowing capacity of our Securitization Facility. See “Item 1. Financial Statements (Unaudited) – Note 11 – Long-Term Debt” of this Quarterly Report on Form 10-Q for more information on our Securitization Facility.

Our derivative financial instruments also expose us to credit risk in the event of non-performance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, we do evaluate the credit standing of such counterparties as we deem appropriate.  This evaluation includes reviewing a counterparty’s credit rating.  As of September 30, 2026, we had two counterparties, both of which are rated Baa1 or better by Moody’s.

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

Interest Rate Risk

Borrowings under our revolving credit facility and related term loan, Securitization Facility and Alliance Minerals Term Loan are at variable rates and, as a result, we have interest rate exposure on any amounts drawn under these facilities. Historically, our earnings have not been materially affected by changes in interest rates and we have not utilized interest rate derivative instruments related to our outstanding debt. We had $80.0 million outstanding under the revolving credit facility, $20.0 million outstanding under the Securitization Facility, $21.1 million in borrowings under Alliance Coal Term Loan and $131.3 million in borrowings under Alliance Minerals Term Loan at September 30, 2026.

There were no other changes in our quantitative and qualitative disclosures about market risk as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES

We maintain controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of September 30, 2026.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures are effective as of September 30, 2026.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2026.

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

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The information in Note 14. Contingencies to the Unaudited Condensed Consolidated Financial Statements included in "Part I. Item 1. Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2023, the board of directors authorized us to repurchase up to a total of $100.0 million of ARLP common units from that date. We have $80.6 million remaining authorized under our unit repurchase program as of September 30, 2026. The unit repurchase program is intended to enhance ARLP’s ability to achieve its goal of creating long-term value for its unitholders and provides another means, along with quarterly cash distributions, of returning cash to unitholders. The program has no time limit and ARLP may repurchase units from time to time in the open market or in other privately negotiated transactions. The unit repurchase program authorization does not obligate ARLP to repurchase any dollar amount or number of units and repurchases may be commenced or suspended from time to time without prior notice.

During the three months ended September 30, 2026, we did not repurchase and retire any units pursuant to the unit repurchase program. ARLP has had a unit repurchase program in place since May 31, 2018 and since its inception, we have repurchased and retired 6,390,446 units at an average unit price of $17.67 for an aggregate purchase price of $112.9 million.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5.OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Partnership intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Partnership that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.1	Amended and Restated Certificate of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.6	07/28/2017

3.2	Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 17990766	3.2	07/28/2017

3.3	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	10-K	000-26823 18634634	3.9	02/23/2018

3.4	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.3	06/06/2018

3.5	Amendment No. 3 to Fourth Amended and Restated Agreement of Limited Partnership of Alliance Resource Partners, L.P.	8-K	000-26823 18883834	3.4	06/06/2018

3.6	Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	S-1/A	333-78845 99669102	3.8	07/23/1999

3.7	First Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.7	08/07/2024

3.8	Second Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.8	08/07/2024

3.9	Third Amendment to Certificate of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-Q	000-26823 241184062	3.9	08/07/2024

3.10	Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	10-K	000-26823 583595	3.2	03/29/2000

3.11	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Alliance Resource Operating Partners, L.P.	8-K	000-26823 18883834	3.5	06/06/2018

3.12	Certificate of Formation of Alliance Resource Management GP, LLC	S-1/A	333-78845 99669102	3.7	07/23/1999

3.13	Third Amended and Restated Operating Agreement of Alliance Resource Management GP, LLC	8-K	000-26823 18883834	3.7	06/06/2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

3.14	Certificate of Formation of MGP II, LLC	8-K	000-26823 17990766	3.5	07/28/2017

3.15	Amended and Restated Operating Agreement of MGP II, LLC	8-K	000-26823 17990766	3.4	07/28/2017

10.1	Subscription Agreement for Partnership Interest in AllDale Minerals III, LP and Membership Interest in AllDale Minerals Management III, LLC, dated July 1, 2026, by and among Alliance Minerals, LLC, AllDale Minerals III, LP, AllDale Minerals Management III, LLC and Dale Operating Company.	10-Q	000-26823 261249123	10.1	08/06/2026

10.2	Subscription Agreement for Partnership Interest in AllDale Minerals IV, LP and Membership Interest in AllDale Minerals Management IV, LLC, dated July 1, 2026, by and among Alliance Minerals, LLC, AllDale Minerals IV, LP, AllDale Minerals Management IV, LLC and Dale Operating Company.	10-Q	000-26823 261249123	10.2	08/06/2026

10.3	Contribution and Exchange Agreement, dated July 1, 2026, by and among AllDale Minerals Management III, LLC, AllDale Minerals III, LP, Alliance Minerals, LLC, KC-AllDale, LLC, The Joseph W. Craft III Foundation, CC OilPlay LLC and AllRoy GP, LLC.	10-Q	000-26823 261249123	10.3	08/06/2026

10.4	Contribution and Exchange Agreement, dated July 1, 2026, by and among AllDale Minerals Management IV, LLC, AllDale Minerals IV, LP, Alliance Minerals, LLC, KC-AllDale IV, LLC and AllRoy GP, LLC.	10-Q	000-26823 261249123	10.4	08/06/2026

10.5	Master Supply, Distribution, and Services Agreement, dated July 1, 2026, by and between Saminco Solutions LLC and Matrix Design Africa (PTY) LTD.	10-Q	000-26823 261249123	10.5	08/06/2026

10.6	Credit Agreement, dated July 1, 2026, among Alliance Resource Partners, L.P., Alliance Resource Operating Partners, L.P., Alliance Minerals, LLC, the lenders party thereto from time to time, and Truist Bank, as Administrative Agent.	10-Q	000-26823 261249123	10.6	08/06/2026

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File No. and Film No.	Exhibit	Filing Date	Filed Herewith*

31.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 6, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 6, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Joseph W. Craft III, President and Chief Executive Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated, November 6, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Cary P. Marshall, Senior Vice President and Chief Financial Officer of Alliance Resource Management GP, LLC, the general partner of Alliance Resource Partners, L.P., dated November 6, 2026, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1	Federal Mine Safety and Health Act Information

101	Interactive Data File (Form 10-Q for the quarter ended September 30, 2026 filed in Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Or furnished, in the case of Exhibits 32.1 and 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Tulsa, Oklahoma, on November 6, 2026.

ALLIANCE RESOURCE PARTNERS, L.P.

By:	Alliance Resource Management GP, LLC
its general partner

/s/ Joseph W. Craft, III

Joseph W. Craft, III
Chairman, President and Chief Executive
Officer, duly authorized to sign on behalf of the registrant.

/s/ Megan J. Cordle

Megan J. Cordle
Vice President, Controller and
Chief Accounting Officer